Form 10QSB
period 2005-12-31
Gemwood Productions, Inc.
filed 2006-02-10
CIK 1342219

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB

                Quarterly Report Under Section 12(b) or 12(g) of
                           The Securities Act of 1934


                     For the Period ended December 31, 2005

                        Commission File Number 333-130606


                            GEMWOOD PRODUCTIONS, INC.
                 (Name of small business issuer in its charter)


        Nevada                                                 20-3240178
(State of incorporation)                                (IRS Employer ID Number)


                        C Alta Mar 157 Fracc Baja Del Mar
                       Playas de Rosarito BC 22710 Mexico
                                 (775) 352-4178
          (Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 2,000,000 shares of Common Stock outstanding as of December 31, 2005.

                           GEMWOOD PRODUCTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                                                                                            Inception
                                                                                            (1/17/05)
                                                                  3 months ended          to Year Ending
                                                                 December 31, 2005      September 30, 2005
                                                                 -----------------      ------------------
                                     ASSETS

Current assets
  Cash                                                                $ 15,832               $ 10,000
  Deposits                                                                  --                     --
                                                                      --------               --------
      Total current assets                                              15,832                 10,000

Inventory                                                                   --                     --
                                                                      --------               --------

Total assets                                                          $ 15,832               $ 10,000
                                                                      ========               ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                    $     --               $     --
                                                                      --------               --------
      Total current liabilities                                             --                     --
                                                                      --------               --------

      Total liabilities                                                     --                     --

Stockholders' equity
  Common stock; $.001 par value; 50,000,000 shares
   authorized, 1,000,000 shares issued and outstanding                   2,000                  1,000
  Additional paid-in capital                                            18,000                  9,000
  Accumulated deficit                                                   (4,168)                    --

                                                                      --------               --------
      Total stockholders' equity                                        15,832                 10,000
                                                                      --------               --------

      Total liabilities and stockholders' equity                      $ 15,832               $ 10,000
                                                                      ========               ========

                 See Accompanying Notes to Financial Statements

                           GEMWOOD PRODUCTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                           1/17/05
                                                                         (Inception)
                                                3 months ended         through Year End
                                              December 31, 2005       September 30, 2005
                                              -----------------       ------------------
Revenue                                           $      --               $      --

Operating expenses
  General and administrative                          1,168                      --
  Professional fees                                   3,000                      --
                                                  ---------               ---------

      Total operating expenses                        4,168                      --
                                                  ---------               ---------

      Loss from operations                           (4,168)                     --

Other income (expenses):
  Other expense                                          --                      --
  Interest expense                                       --                      --
                                                  ---------               ---------
      Total other income (expenses)                      --                      --
                                                  ---------               ---------
      Loss before provision for income taxes
       and minority interest                         (4,168)                     --
Provision for income taxes                               --                      --
                                                  ---------               ---------

Net loss                                          $  (4,168)              $      --
                                                  ---------               ---------

Basic and diluted loss per common share           $      --               $      --
                                                  =========               =========
Basic and diluted weighted average
 common shares outstanding                               --                      --
                                                  =========               =========

                 See Accompanying Notes to Financial Statements

                           GEMWOOD PRODUCTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY


                                                            Common Stock       Additional                    Total
                                                       -------------------       Paid-in    Accumulated   Stockholders'
                                                       Shares       Amount       Capital      Deficit        Equity
                                                       ------       ------       -------      -------        ------
Balance at January 17, 2005 (Date of inception)             --      $   --      $    --      $    --       $     --

Common Stock Issued for Cash - August 25, 2005       1,000,000       1,000        9,000           --         10,000
Common Stock Issued for Cash - October 25, 2005      1,000,000       1,000        9,000           --         10,000

Net loss                                                    --          --           --       (4,168)        (4,168)
                                                     ---------      ------      -------      -------       --------

Balance, December 31, 2005                           2,000,000      $2,000      $18,000      $(4,168)      $ 15,832
                                                     =========      ======      =======      =======       ========

                 See Accompanying Notes to Financial Statements

                            GEMWOOD PRODUCTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                 3 months ended
                                                               December 31, 2005
                                                               -----------------
Cash flows from operating activities:
  Net loss                                                          $ (4,168)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes in operating assets and liabilities:
    (Increase) / Decrease in Inventory                                    --
    Increase / (Decrease) in Accounts Payable                             --
    Change in deposits                                                    --
                                                                    --------
       Net cash used by operating activities                          (4,168)

Cash flows from investing activities:
  Purchase of property and equipment                                      --
                                                                    --------
       Net cash used by investing activities                              --

Cash flows from financing activities:
  Proceeds from issuance of common stock                              10,000
                                                                    --------
       Net cash provided by financing activities                      10,000
                                                                    --------

Net increase in cash                                                   5,832

Cash, beginning of period                                             10,000
                                                                    --------

Cash, end of period                                                 $ 15,832
                                                                    ========

Supplementary cash flow information:
  Cash payments for income taxes                                    $     --
                                                                    ========
  Cash payments for interest                                        $     --
                                                                    ========

                 See Accompanying Notes to Financial Statements

                            GEMWOOD PRODUCTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

   DESCRIPTION OF BUSINESS AND HISTORY - Gemwood Productions, Inc., Nevada Corporation, (hereinafter referred to as the "Gemwood Productions" or "the Company") was incorporated in the State of Nevada on January 17, 2005. The Company was formed for the purpose of marketing and selling its day spa services to tourists at resort destinations throughout Mexico.

   MANAGEMENT OF COMPANY - The company filed its articles of incorporation with the Nevada Secretary of State on January 17, 2005, indicating Molly Wheeler as the incorporator. At that time Adam Barker was named Director, President, Secretary and Treasurer. On August 13, 2005 Mr. Barker resigned his positions with the Company and Mr. Victor Manuel Savceda was named Director, President, Secretary and Treasurer.

   GOING CONCERN - The Company incurred net losses of approximately $4,168 from the period from January 17, 2005 (Date of Inception) through December 31, 2005 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

   The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

   YEAR END - The Company's year end is September 30.

   USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

   Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

   NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from January 17, 2005 (Date of Inception) through December 31, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

                            GEMWOOD PRODUCTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

   FOREIGN CURRENCY TRANSLATION - The Company's functional currency is in US dollars as substantially all of the Company's operations are in USD.

   Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in other items on the statement of operations.

   CONCENTRATION OF RISK - A significant amount of the Company's assets and resources are dependent on the financial support (inclusive of rent at $200 per month) of Victor Manuel Savceda. Should Victor Manuel Savceda determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

   REVENUE RECOGNITION - The Company has no revenues to date from its operations. Once the revenue is generated, the company will recognize revenues as the services are rendered.

   ADVERTISING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from January 17, 2005 through December 31, 2005.

   LEGAL PROCEDURES - The Company is not aware of, nor is it involved in any pending legal proceedings.

   STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

   The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period from October 1, 2005 through December 31, 2005:

   October 1, 2005 - December 31, 2005
   -----------------------------------
   Net loss, as reported                                           $  (4,168)
   Other comprehensive income                                            (--)
   Add:    Stock-based employee compensation expense
           included in reported loss, net of related tax effects          --
   Deduct: Total stock-based employee compensation
           expense determined under fair value based methods
           for all awards, net of related tax effects                     --
                                                                   ---------

        Pro forma net loss                                         $  (4,168)
                                                                   =========
   Net loss per common share:
     Basic and fully diluted loss per share, as reported           $   (0.00)
                                                                   =========
     Basic and fully diluted loss per share, pro forma             $   (0.00)
                                                                   =========

   There were no stock options granted for the period from October 1, 2005 through December 31, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

                            GEMWOOD PRODUCTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

2. PROPERTY AND EQUIPMENT

   As of December 31, 2005, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

   The Company has 50,000,000 shares authorized and 2,000,000 issued and outstanding as of December 31, 2005. The issued and outstanding shares were issued as follows:

   1,000,000 common shares were issued to Victor Manuel Savceda on August 25, 2005 for the sum of $10,000 in cash.

   1,000,000 common shares were issued to Victor Manuel Savceda on October 25, 2005 for the sum of $10,000 in cash.

4. LOAN FROM STOCKHOLDER

   As of December 31, 2005, there are no loans to the Company from any stockholders.

5. RELATED PARTY TRANSACTIONS

   The Company currently uses the offices of Mr. Savceda, the officer and director of the Company. The director has determined that based on the fair market value of his services and the use of his offices the Company began paying $200 per month to Mr. Savceda in October 2005. There is no written lease agreement or other material terms or arrangements relating to said arrangement.

   As of December 31, 2005, there are no related party transactions between the Company and its officer, other than those mentioned above and in Note 3 - Stockholder's Equity.

6. STOCK OPTIONS

   As of December 31, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7.   LITIGATION

   As of December 31, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Gemwood's current cash balance is $15,832. We believe our cash balance is sufficient to fund our planned levels of operations until we are able to secure additional financing from an offering of our equity securities. If we experience a shortage of funds prior to funding we may utilize our director has informally agreed to advance funds to allow us to pay for offering costs and filing fees, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to Gemwood. In order to achieve our business plan goals, we will need to raise capital through the sale of equity securities. We are a development stage company and have generated no revenue to date. We have sold $20,000 in equity securities to pay for our minimum level of operations.

We have received a going concern opinion on our financial statements that raises substantial doubt as to our ability to continue as a going concern. As described in Note 1 of our accompanying financial statements, our lack of any guaranteed sources of future capital creates substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited material operations, revenues, or profits. Although management has believes their plan for Gemwood will generate revenue and profit, there is no guarantee their past experiences will provide Gemwood with similar future successes.

As of the date of this filing, we have taken the following steps: developed our business plan, determined the market in which we intend to open our first day spa location Rosarito Beach, Baja California, Mexico. Gemwood has signed a commercial lease agreement to commence on April 1st, 2006 and will continue month-to-month thereafter until canceled upon 30 days prior notice by either party. We have paid a deposit of $500.00 for the location. The monthly rent will cost $300.00. We have received a letter-of-intent from Gran Baja Resorts authorizing Gemwood Productions, Inc. to provide day spa and salon services to their guests beginning spring of 2006. We have completed a registration our securities with the Securities and Exchange Commission in order to raise funds to implement our business plan. Our business plan includes a need for cash of $46,740, including the cost of the registration statement.

PROPOSED MILESTONES TO IMPLEMENT OUR PLAN OF OPERATIONS:

The following milestones are estimates from our director. They are estimates only. The number of employees, number of initial stores, subsequent costs, and other projected milestones are approximations only, and are subject to adjustments based upon the requirements of the business and costs of those requirements.

We intend to execute the following portions of our business plan over a twelve month period:

APRIL 2006:

We intend to begin the remodeling and build out process for our first location during the month of April. The cost for the first month of remodeling is estimated to cost approximately $1,500. We will design the space with the intention of creating a soothing environment for customers to relax and enjoy a full day of being pampered. Our color choices will be neutral. We plan to paint and do finishing work to create an environment suitable for a day spa. We will also begin paying rent on our first location at a cost of $300 per month, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1000 per month, $1,200 one time fee to purchase salon and spa equipment, $35 per month cost for a bookkeeper. Total cost for the month of April is $4,245.

MAY 2006:

During the month of May, we intend to continue our remodeling and build out efforts for our day spa. We will spend and additional $1,500 during this month on, flooring, molding and tile work. The material choices during this month of our build out will also be based on our goal of creating a soothing and comfortable environment for our customers. Our total cost of operations for the month of May including $300 per month for rent, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1000 per month, $1,500 for remodeling, $35 per month cost for a bookkeeper. Our total cost for the month of May is estimated to be $3,045.

JUNE 2006:

In June, we will continue the remodeling efforts for our store at a cost of $1500. We will include aesthetically pleasing artwork, comfortable furnishings, new fixtures, and a musical sound system will be installed to provide meditation and ambient music for our patrons. Our total cost of operations for the month of June, including $300 per month for rent, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $1,500 for remodeling, $35 per month cost for a bookkeeper. Our total cost for the month of June is estimated to be $3,045.

JULY 2006:

Our final month of remodeling is July. We will finalize any interior design choices remaining, purchase window treatments and complete any outstanding finishing work. We estimate our costs to be approximately $1,500 for the final month of remodeling and build out. Our total cost of operations for the month of July, including $300 per month for rent, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $$1,500 for remodeling, $35 per month cost for a bookkeeper. Our total cost for the month of July is estimated to be $3,045.

AUGUST 2006:

In the month of August, we intend to begin our marketing and advertising efforts and hire initial staff at a cost of $500 per month. Our budget for advertising in August is $1,500. We will have brochures designed, printed and distributed to the lobbies of the hotels in Rosarito Beach, Mexico. We will also distribute brochures to the travel agencies and hotels throughout San Diego, California to generate sales of our day spa services. Our ongoing cost of monthly operations is; $300 per month for rent, $500 for staff, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost of operations for the month of August is $3,545.

SEPTEMBER 2006:

We intend for sales to begin in the month of September. We will continue marketing throughout the month of September. We intend to design and develop a web site at a cost of $1,500 to promote our services. Our ongoing cost of monthly operations is; $300 per month for rent, $5000 for staff, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost of operations for the month of September is $3,545.

OCTOBER 2006:

In October, we will begin our print advertising campaign. We will run ads in local newspapers and magazines to generate business for our day spa. We intend to spend $1,500 in print advertising in October. Our ongoing cost of monthly operations is; $300 per month for rent, $500 for staff, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost of operations for the month of October is $3,545.

NOVEMBER 2006:

In November, we intend to continue our marketing efforts by offering a free day at our facility to travel agents, hotel management, restaurant, bar, and nightclub owners throughout Rosarito Beach and San Diego. The cost for invitations, mailing, and catering for the day and evening is estimated to be

$1,500. We hope that this open house style approach of one-to-one marketing will generate interest and sales for our business. Our ongoing cost of monthly operations is; $300 per month for rent, $500 for staff, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost of operations for the month of November is $3,545.

DECEMBER 2006:

Our marketing efforts during the month of December will include a direct mailing of coupon Christmas cards to potential clients. We will target women's gift, bath, and beauty store managers by offering them a free day at our spa. In return we would like them to put coupons for our store on their register counters through the holiday season. We anticipate the cost for this effort to be $1,500. Our ongoing cost of monthly operations is; $300 per month for rent, $500 for staff, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost of operations for the month of December is $3,545.

JANUARY 2007:

In the month of January, we intend to begin an email marketing campaign. We will send out emails to targeted potential customers. The cost for our email campaign is $1,500. Our ongoing cost of monthly operations is; $300 per month for rent, $500 for staff, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost of operations for the month of January is $3,545.

FEBRUARY 2007:

In February, we intend to continue our marketing efforts by offering a free day at our facility to travel agents, hotel management, restaurant, bar, and nightclub owners throughout Rosarito Beach and San Diego. This will be a direct mailing effort followed by a phone call follow up. Each participant will receive a full treatment for themselves and a guest. Cost of this campaign is estimated to be $1,500. Our ongoing cost of monthly operations is; $300 per month for rent, $500 for staff, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost of operations for the month of February is $3545.

MARCH 2007:

In March, we intend to advertise in the travel section of the San Diego Union Tribune. We will offer a buy-one, get-one free coupon redeemable for six months.

We believe the cost of this campaign to be $1,500. Our ongoing cost of monthly operations is; $300 per month for rent, $500 for staff, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost of operations for the month of March is $3,545.

Our total cost for twelve months of operations is $41,740.

In order to meet all of our current business plan goals, we need to receive funding. We intend to use funding we receive to provide cash for our business plan during the next twelve months as cash flow from sales is not estimated to begin until the 2nd quarter of 2006. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, longer than anticipated lead time necessary for us to complete our marketing plan, and a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we may utilize one or more options such as use existing cash in the bank or funds loaned by our director. While our director has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and misc. business expenses, our director has no formal commitments, arrangements or legal obligation to advance or loan funds to Gemwood. To date, there have been no loans by the director to Gemwood, no negotiated material terms or agreed upon amounts, and no formalized agreements of any kind.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our September 30, 2005 audited financial statements and notes thereto, which can be found in our Form SB-2 on the SEC website at www.sec.gov under our SEC File Number 333-130606.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from January 17, 2005 (Date of Inception) through December 31, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

FOREIGN CURRENCY TRANSLATION - The Company's functional currency is in US dollars as substantially all of the Company's operations are in USD.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in other items on the statement of operations.

CONCENTRATION OF RISK - A significant amount of the Company's assets and resources are dependent on the financial support (inclusive of rent at $200 per month) of Victor Manuel Savceda. Should Victor Manuel Savceda determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

REVENUE RECOGNITION - The Company has no revenues to date from its operations. Once the revenue is generated, the company will recognize revenues as the services are rendered.

ADVERTISING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from January 17, 2005 through December 31, 2005.

LEGAL PROCEDURES - The Company is not aware of, nor is it involved in any pending legal proceedings.

STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period from October 1, 2005 through December 31, 2005:

   October 1, 2005 - December 31, 2005
   -----------------------------------
   Net loss, as reported                                           $  (4,168)
   Other comprehensive income                                            (--)
   Add:    Stock-based employee compensation expense
           included in reported loss, net of related tax effects          --
   Deduct: Total stock-based employee compensation
           expense determined under fair value based methods
           for all awards, net of related tax effects                     --
                                                                   ---------

        Pro forma net loss                                         $  (4,168)
                                                                   =========
   Net loss per common share:
     Basic and fully diluted loss per share, as reported           $   (0.00)
                                                                   =========
     Basic and fully diluted loss per share, pro forma             $   (0.00)
                                                                   =========

There were no stock options granted for the period from October 1, 2005 through December 31, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this quarterly filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-130606, at the SEC website at www.sec.gov:

        Exhibit
        Number                        Description
        ------                        -----------
         3.1       Articles of Incorporation*
         3.2       Bylaws*
         31.1      Sec. 302 Certification of Principal Executive Officer
         31.2      Sec. 302 Certification of Principal Financial Officer
         32.1      Sec. 906 Certification of Principal Executive Officer
         32.2      Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended December 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 9, 2006                Gemwood Productions, Inc., Registrant


                                By: /s/ Victor Manuel Savceda
                                    ------------------------------
                                    Victor Manueal Savceda, President,
                                    Chief Executive Officer, Principal
                                    Accounting Officer, Chief Financial Officer,
                                    Secretary and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


February 9, 2006                Gemwood Productions, Inc., Registrant


                                By: /s/ Victor Manuel Savceda
                                    ------------------------------
                                    Victor Manueal Savceda, President,
                                    Chief Executive Officer, Principal
                                    Accounting Officer, Chief Financial Officer,
                                    Secretary and Chairman of the Board