Form 10QSB
period 2006-03-31
Gemwood Productions, Inc.
filed 2006-05-19
CIK 1342219

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                       For the Period ended March 31, 2006

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

There were 2,900,000 shares of Common Stock outstanding as of March 31, 2006.

                            GEMWOOD PRODUCTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)                                2

          Balance Sheet                                                      2

          Statements of Operations                                           3

          Statements of Cash Flows                                           4

          Statement of Stockholders' Equity                                  5

          Notes to Financial Statements                                      6

     Item 2. Management's Discussion and Analysis or Plan of Operation       8

     Item 3. Controls and Procedures                                        14

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                  15

                           GEMWOOD PRODUCTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                      (Unaudited)
                                                                      For the three         (Audited)
                                                                      months ended            as of
                                                                     March 31, 2006     September 30, 2005
                                                                     --------------     ------------------
                                     ASSETS

Current assets
  Cash                                                                  $ 40,421             $ 10,000
  Deposits                                                                    --                   --
                                                                        --------             --------
      Total current assets                                                40,421               10,000

Inventory                                                                     --                   --
                                                                        --------             --------

Total assets                                                            $ 40,421             $ 10,000
                                                                        ========             ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                      $     --             $     --
                                                                        --------             --------
      Total current liabilities                                               --                   --
                                                                        --------             --------

      Total liabilities                                                       --                   --

Stockholders' equity
  Common stock; $.001 par value; 50,000,000 shares authorized,
   2,900,000 and 1,000,000 shares issued and outstanding
   as of March 31, 2006 and September 30, 2005, respectively               2,900                1,000
  Additional paid-in capital                                              44,100                9,000
  Accumulated deficit                                                     (6,579)                  --
                                                                        --------             --------
      Total stockholders' equity                                          40,421               10,000
                                                                        --------             --------

      Total liabilities and stockholders' equity                        $ 40,421             $ 10,000
                                                                        ========             ========

                 See Accompanying Notes to Financial Statements

                           GEMWOOD PRODUCTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                                        (Unaudited)
                                               (Unaudited)       (Unaudited)         (Unaudited)      January 17, 2005
                                              For the three    January 17, 2005     For the six     (Date of Inception)
                                               months ended        through          months ended          through
                                              March 31, 2006    March 31, 2005     March 31, 2006      March 31, 2006
                                              --------------    --------------     --------------      --------------
Revenue                                        $       --        $       --         $       --           $       --

Operating expenses
  General and administrative                        2,260                                3,428                3,428
  Professional fees                                   151                --              3,151                3,151
                                               ----------        ----------         ----------           ----------

      Total operating expenses                      2,411                --              6,579                6,579
                                               ----------        ----------         ----------           ----------

      Loss from operations                         (2,411)               --             (6,579)              (6,579)

Other income (expenses):
  Other expense                                        --                --                 --
  Interest expense                                     --                --                 --                   --
                                               ----------        ----------         ----------           ----------
      Total other income (expenses)                    --                --                 --                   --
                                               ----------        ----------         ----------           ----------

      Loss before provision for income taxes       (2,411)               --             (6,579)              (6,579)
Provision for income taxes                             --                --                 --                   --
                                               ----------        ----------         ----------           ----------

Net loss                                       $   (2,411)       $       --         $   (6,579)          $   (6,579)
                                               ----------        ----------         ----------           ----------

Basic and diluted loss per common share        $       --        $       --         $       --           $       --
                                               ==========        ==========         ==========           ==========
Basic and diluted weighted average
 common shares outstanding                      1,994,505
                                               ==========

                 See Accompanying Notes to Financial Statements

                           GEMWOOD PRODUCTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                            (Unaudited)
                                                   (Unaudited)       (Unaudited)        (Unaudited)       January 17, 2005
                                                  For the three    January 17, 2005     For the six      (Date of Inception)
                                                   months ended        through          months ended          through
                                                  March 31, 2006    March 31, 2005     March 31, 2006      March 31, 2006
                                                  --------------    --------------     --------------      --------------
Cash flows from operating activities:
  Net loss                                           $ (2,411)         $     --           $ (6,579)           $ (6,579)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes in operating assets and liabilities:
                                                     --------          --------           --------            --------
      Net cash used by operating activities            (2,411)               --             (6,579)             (6,579)

Cash flows from investing activities:
  Purchase of property and equipment                                                            --                  --
                                                     --------          --------           --------            --------
      Net cash used by investing activities                --                --                 --                  --

Cash flows from financing activities:
  Proceeds from issuance of common stock               27,000                --             37,000              47,000
                                                     --------          --------           --------            --------
      Net cash provided by financing activities        27,000                --             37,000              47,000
                                                     --------          --------           --------            --------

Net increase in cash                                   24,589                --             30,421              40,421

Cash, beginning of period                              15,832                               10,000                  --
                                                     --------          --------           --------            --------

Cash, end of period                                  $ 40,421          $     --           $ 40,421            $ 40,421
                                                     ========          ========           ========            ========

                 See Accompanying Notes to Financial Statements

                           GEMWOOD PRODUCTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                           Common Stock            Additional                    Total
                                                       ---------------------        Paid-in     Accumulated   Stockholders'
                                                       Shares         Amount        Capital       Deficit        Equity
                                                       ------         ------        -------       -------        ------
Balance at January 17, 2005 (Date of inception)              --       $    --       $    --      $     --       $    --

Common Stock Issued for Cash - August 25, 2005        1,000,000         1,000         9,000            --        10,000
                                                     ----------       -------       -------      --------       -------

Balance, September 30, 2005                           1,000,000       $ 1,000       $ 9,000      $     --       $10,000

Common Stock Issued for Cash - October 25, 2005       1,000,000         1,000         9,000            --        10,000

Common Stock Issued for Cash - March 1, 2006            900,000           900        26,100                      27,000

Accumulated Deficit                                                                                (6,579)       (6,579)
                                                     ----------       -------       -------      --------       -------

Balance, March 31, 2006                               2,900,000       $ 2,900       $44,100      $ (6,579)      $40,421
                                                     ==========       =======       =======      ========       =======

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

   GOING CONCERN - The Company incurred net losses of approximately $6,579 from the period from January 17, 2005 (Date of Inception) through March 31, 2006 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

   FOREIGN CURRENCY TRANSLATION - The Company's functional currency is in US dollars as all of the Company's operations are in USD.

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

                            GEMWOOD PRODUCTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES, CONT.

   There were no stock options granted for the period from October 1, 2005 through March 31, 2006. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

2. PROPERTY AND EQUIPMENT

   As of March 31, 2006, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

   The Company has 50,000,000 shares authorized and 2,900,000 issued and outstanding as of March 31, 2006. The issued and outstanding shares were issued as follows:

   1,000,000 common shares were issued to Victor Manuel Savceda on August 25, 2005 for the sum of $10,000 in cash.

   1,000,000 common shares were issued to Victor Manuel Savceda on October 25, 2005 for the sum of $10,000 in cash.

   900,000 common shares were issued to 42 unrelated shareholders on March 1, 2006 for the sum of $27,000 in cash.

4. LOAN FROM STOCKHOLDER

   As of March 31, 2006, there are no loans to the Company from any stockholders.

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

   As of March 31, 2006, there are no related party transactions between the Company and its officer, other than those mentioned above and in Note 3 - Stockholder's Equity.

6. STOCK OPTIONS

   As of March 31, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. LITIGATION

   As of March 31, 2006, the Company is not aware of any current or pending litigation which may affect the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We expect our current cash in the bank of $40,421 at March 31, 2006 to satisfy our cash requirements until we are able to generate revenues. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. After that twelve month period, if we have not yet generated revenues sufficient to sustain our business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

We are a development stage company and have generated no revenue to date. Cash provided by financing activities for the three and six months ended March 31, 2006 was $37,000, resulting from the sale of our common stock to our director on October 25, 2005 and in an initial public offering, which was completed in February 2006.

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

As of the date of this filing, we have taken the following steps: developed our business plan, determined the market in which we intend to open our first day spa location Rosarito Beach, Baja California, Mexico. Gemwood has signed a commercial lease agreement to commence on May 1st, 2006 and will continue month-to-month thereafter until canceled upon 30 days prior notice by either party. We have paid a deposit of $500.00 for the location. The monthly rent will cost $300.00. We have received a letter-of-intent from Gran Baja Resorts authorizing Gemwood Productions, Inc. to provide day spa and salon services to their guests beginning winter of 2006. We have completed a registration our securities with the Securities and Exchange Commission and completed the offering of 900,000 shares of common stock in order to raise funds to implement our business plan. Our business plan includes a need for cash of $45,640.

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

We intend to execute the following portions of our business plan over a twelve month period:

MAY 2006

We will begin paying rent on our first location at a cost of $300 per month.

JUNE 2006

We will design the space for our first location with the intention of creating a soothing environment for customers to relax and enjoy a full day of being pampered. Our color choices will be neutral. Total cost for the month of June is $300.

JULY 2006:

We intend to begin the remodeling and build out process for our first location during the month of July. The cost for the first month of remodeling is estimated to cost approximately $1,500. We plan to paint and do finishing work to create an environment suitable for a day spa. Rent at a cost of $300 per month, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1000 per month, $1,200 one time fee to purchase salon and spa equipment, $35 per month cost for a bookkeeper. Total cost for the month of July is $4,245.

AUGUST 2006:

During the month of August, we intend to continue our remodeling and build out efforts for our day spa. We will spend and additional $1,500 during this month on, flooring, molding and tile work. The material choices during this month of our build out will also be based on our goal of creating a soothing and comfortable environment for our customers. Our total cost of operations for the month of August including $300 per month for rent, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1000 per month, $1,500 for remodeling, $35 per month cost for a bookkeeper. Our total cost for the month of August is estimated to be $3,045.

SEPTEMBER 2006:

In September, we will continue the remodeling efforts for our store at a cost of $1500. We will include aesthetically pleasing artwork, comfortable furnishings, new fixtures, and a musical sound system will be installed to provide meditation and ambient music for our patrons. Our total cost of operations for the month of September, including $300 per month for rent, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $1,500 for remodeling, $35 per month cost for a bookkeeper. Our total cost for the month of September is estimated to be $3,045.

OCTOBER 2006:

Our final month of remodeling is October. We will finalize any interior design choices remaining, purchase window treatments and complete any outstanding finishing work. We estimate our costs to be approximately $1,500 for the final month of remodeling and build out. Our total cost of operations for the month of October, including $300 per month for rent, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $$1,500 for remodeling, $35 per month cost for a bookkeeper. Our total cost for the month of October is estimated to be $3,045.

NOVEMBER 2006:

In the month of November, we intend to begin our marketing and advertising efforts and hire initial staff at a cost of $500 per month. Our budget for advertising is $1,500. We will have brochures designed, printed and distributed to the lobbies of the hotels in Rosarito Beach, Mexico. We will also distribute brochures to the travel agencies and hotels throughout San Diego, California to generate sales of our day spa services. Our ongoing cost of monthly operations is; $300 per month for rent, $500 for staff, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost of operations for the month of November is $3,545.

DECEMBER 2006:

We intend for sales to begin in the month of December. Our marketing efforts during the month of December will include a direct mailing of coupon Christmas cards to potential clients. We will target women's gift, bath, and beauty store managers by offering them a free day at our spa. In return we would like them to put coupons for our store on their register counters through the holiday season. We anticipate the cost for this effort to be $1,500. Our ongoing cost of monthly operations is; $300 per month for rent, $5000 for staff, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost of operations for the month of December is $3,545.

JANUARY 2007:

In January, we will begin our print advertising campaign. We will run ads in local newspapers and magazines to generate business for our day spa. We intend to spend $1,500 in print advertising in January. Our ongoing cost of monthly operations is; $300 per month for rent, $500 for staff, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost of operations for the month of January is $3,545.

FEBRUARY 2007:

In February, we intend to continue our marketing efforts by offering a free day at our facility to travel agents, hotel management, restaurant, bar, and nightclub owners throughout Rosarito Beach and San Diego. The cost for invitations, mailing, and catering for the day and evening is estimated to be $1,500. We hope that this open house style approach of one-to-one marketing will generate interest and sales for our business. Our ongoing cost of monthly operations is; $300 per month for rent, $500 for staff, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost of operations for the month of February is $3,545.

MARCH 2007:

We will continue marketing throughout the month of March. We intend to design and develop a web site at a cost of $1,500 to promote our services. Our ongoing cost of monthly operations is; $300 per month for rent, $500 for staff, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost of operations for the month of March is $3,545.

APRIL 2007:

In the month of April, we intend to begin an email marketing campaign. We will send out emails to targeted potential customers. The cost for our email campaign is $1,500. Our ongoing cost of monthly operations is; $300 per month for rent, $500 for staff, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost of operations for the month of April is $3,545.

MAY 2007:

In February, we intend to continue our marketing efforts by offering a free day at our facility to travel agents, hotel management, restaurant, bar, and nightclub owners throughout Rosarito Beach and San Diego. This will be a direct mailing effort followed by a phone call follow up. Each participant will receive a full treatment for themselves and a guest. Cost of this campaign is estimated to be $1,500. Our ongoing cost of monthly operations is; $300 per month for rent, $500 for staff, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost of operations for the month of May is $3,545.

JUNE 2007:

In March, we intend to advertise in the travel section of the San Diego Union Tribune. We will offer a buy-one, get-one free coupon redeemable for six months. We believe the cost of this campaign to be $1,500. Our ongoing cost of monthly operations is; $300 per month for rent, $500 for staff, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost of operations for the month of June is $3,545.

Our total cost for twelve months of operations is $41,795.

We intend to use the funding we received from the completion of our offering on February 27, 2006 to provide cash for our business plan during the next twelve months as cash flow from sales is not estimated to begin until the 4th quarter of 2006. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, longer than anticipated lead time necessary for us to complete our marketing plan. If expenses exceed our estimates, we may utilize funds loaned by our director. While our director has informally agreed to advance funds to allow us to pay for miscellaneous business expenses, our director has no formal commitments, arrangements or legal obligation to advance or loan funds to Gemwood. To date, there have been no loans by the director to Gemwood, no negotiated material terms or agreed upon amounts, and no formalized agreements of any kind.

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

There were no reports filed on Form 8-K during the quarter ended March 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 18, 2006                        Gemwood Productions, Inc., Registrant


                                    By: /s/ Victor Manuel Savceda
                                       --------------------------------------
                                       Victor Manueal Savceda, President, Chief
                                       Executive Officer, Principal Accounting
                                       Officer, Chief Financial Officer,
                                       Secretary and Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 18, 2006                        Gemwood Productions, Inc., Registrant


                                    By: /s/ Victor Manuel Savceda
                                       --------------------------------------
                                       Victor Manueal Savceda, President, Chief
                                       Executive Officer, Principal Accounting
                                       Officer, Chief Financial Officer,
                                       Secretary and Chairman of the Board