Form 10QSB
period 2006-06-30
Gemwood Productions, Inc.
filed 2006-08-14
CIK 1342219

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                       For the Period ended June 30, 2006

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

There were 2,900,000 shares of Common Stock outstanding as of June 30, 2006.

                           GEMWOOD PRODUCTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                            (Unaudited)          (Audited)
                                                                          As of 6/30/2006     As of 9/30/2005
                                                                          ---------------     ---------------
                                     ASSETS

Current assets
  Cash                                                                        $ 33,327           $ 10,000
                                                                              --------           --------
      Total current assets                                                      33,327             10,000

Inventory                                                                           --                 --
                                                                              --------           --------

Total assets                                                                  $ 33,327           $ 10,000
                                                                              ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


      Total liabilities                                                             --                 --

Stockholders' equity
  Common stock; $.001 par value; 50,000,000 shares
   authorized, 2,900,000 and 1,000,000 shares issued and outstanding
   as of June 30,2006 & Sept 30,2005, respectively                               2,900              1,000

  Additional paid-in capital                                                    44,100              9,000

  Accumulated deficit                                                          (13,673)                --

                                                                              --------           --------
      Total stockholders' equity                                                33,327             10,000
                                                                              --------           --------

      Total liabilities and stockholders' equity                              $ 33,327           $ 10,000
                                                                              ========           ========

                 See Accompanying Notes to Financial Statements

                           GEMWOOD PRODUCTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                             (Unaudited)      (Unaudited)     (Unaudited)       (Unaudited)       (Unaudited)
                                               For the          For the         For the            From        January 17, 2005
                                             three months     three months    nine months       Jan 17, 2005  (Date of Inception)
                                                ended            ended           ended            through           through
                                            June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005     June 30, 2006
                                            -------------    -------------    -------------    -------------     -------------
Revenue                                       $       --       $     --         $       --         $     --        $       --

Operating expenses
  General and administrative                       3,619                             7,047                              7,047
  Professional fees                                3,475                             6,626               --             6,626
                                              ----------       --------         ----------         --------        ----------

      Total operating expenses                     7,094                            13,673               --            13,673
                                              ----------       --------         ----------         --------        ----------

      Loss from operations                        (7,094)            --            (13,673)              --           (13,673)

Other income (expenses):
  Other expense                                       --                                --                                 --
  Interest expense                                    --                                --               --                --
                                              ----------       --------         ----------         --------        ----------
      Total other income (expenses)                   --             --                 --               --                --
                                              ----------       --------         ----------         --------        ----------

      Loss before provision for income taxes      (7,094)            --            (13,673)              --           (13,673)
Provision for income taxes                            --                                --               --                --
                                              ----------       --------         ----------         --------        ----------

Net loss                                      $   (7,094)      $     --         $  (13,673)         $    --        $  (13,673)
                                              ----------       --------         ----------         --------        ----------

Basic and diluted loss per common share       $       --       $     --         $       --         $     --        $       --
                                              ==========       ========         ==========         ========        ==========
Basic and diluted weighted average
 common shares outstanding                     2,900,000             --          2,900,000               --         2,900,000
                                              ==========       ========         ==========         ========        ==========

                 See Accompanying Notes to Financial Statements

                           GEMWOOD PRODUCTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                   (Unaudited)
                                                  (Unaudited)    (Unaudited)     January 17, 2005
                                                    For the         From             (Date of
                                                  nine months    Jan 17, 2005       Inception)
                                                     ended          through           through
                                                 June 30, 2006   June 30, 2005     June 30, 2006
                                                 -------------   -------------     -------------
Cash flows from operating activities:
  Net loss                                         $(13,673)              --         $(13,673)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes in operating assets and liabilities:
                                                   --------         --------         --------
      Net cash used by operating activities         (13,673)              --          (13,673)

Cash flows from investing activities:
  Purchase of property and equipment                                      --               --
                                                   --------         --------         --------
      Net cash used by investing activities              --                                --

Cash flows from financing activities:
  Proceeds from issuance of common stock             37,000               --           47,000
                                                   --------         --------         --------
      Net cash provided by financing activities      37,000               --           47,000
                                                   --------         --------         --------

Net increase (decrease) in cash                      23,327               --           33,327

Cash, beginning of period                            10,000               --               --
                                                   --------         --------         --------

Cash, end of period                                $ 33,327               --         $ 33,327
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

Going concern - The Company incurred net losses of approximately $13,673 from the period from January 17, 2005 (Date of Inception) through June 30, 2006 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company's year end is September 30.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections
- a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). SFAS 156 addresses the accounting for recognized servicing assets and servicing liabilities related to certain transfers of the servicer's financial assets and for acquisitions or assumptions of obligations to service financial assets that do not relate to the financial assets of the servicer and its related parties. SFAS 156 requires that all recognized servicing assets and servicing liabilities are initially measured at fair value, and subsequently measured at either fair value or by applying an amortization method for each class of recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The Company does not believe the adoption of SFAS 156 to have a material impact on the financial statements.

2. PROPERTY AND EQUIPMENT

As of June 30, 2006, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The  Company  has  50,000,000   shares   authorized  and  2,900,000  issued  and
outstanding as of June 30, 2006. The issued and outstanding shares were issued as follows:

                            GEMWOOD PRODUCTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. STOCKHOLDER'S EQUITY (con't)

1,000,000 common shares were issued to Victor Manuel Savceda on August 25, 2005 for the sum of $10,000 in cash.

1,000,000 common shares were issued to Victor Manuel Savceda on October 25, 2005 for the sum of $10,000 in cash.

900,000 common shares were issued to 42 unrelated shareholders on March 1, 2006 for the sum of $27,000 in cash.

4. LOAN FROM STOCKHOLDER

As of June 30, 2006, there are no loans to the Company from any stockholders.

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

As of June 30, 2006, there are no related party transactions between the Company and its officer, other than those mentioned above and in Note 3 - Stockholder's Equity.

6. STOCK OPTIONS

As of June 30, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. LITIGATION

As of June 30, 2006, the Company is not aware of any current or pending litigation which may affect the Company's operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We expect our current cash in the bank of $33,327 at June 30, 2006 to satisfy our cash requirements until we are able to generate revenues. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. After that twelve month period, if we have not yet generated revenues sufficient to sustain our business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

We are a development stage company and have generated no revenue to date. We have net losses of $13,673 from the date of inception through June 30, 2006. These losses were associated primarily with the expenses incurred in the filing of our registration statement with the Securities and Exchange Commission. Cash provided by financing activities for the nine months ended June 30, 2006 was $37,000, resulting from the sale of our common stock to our director on October 25, 2005 and in an initial public offering, which was completed in February 2006.

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

As of the date of this filing, we have taken the following steps: developed our business plan, determined the market in which we intend to open our first day spa location Rosarito Beach, Baja California, Mexico and leased the premises for our first day spa. The monthly rental costs are $300.00. We have received a letter-of-intent from Gran Baja Resorts authorizing Gemwood Productions, Inc. to provide day spa and salon services to their guests beginning winter of 2006. We have completed a registration our securities with the Securities and Exchange Commission and completed the offering of 900,000 shares of common stock in order to raise funds to implement our business plan. Our business plan includes a need for cash of $45,640.

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

We intend to execute the following portions of our business plan over a twelve month period:

COMPLETED MILESTONES:

JUNE/JULY 2006

We designed the space for our first location with the intention of creating a soothing environment for customers to relax and enjoy a full day of being pampered. Our color choices are neutral. We began paying $35 per month for a bookkeeper. Rent at a cost of $300 per month. Total costs for the months of June and July were $935.

FUTURE MILESTONES:

AUGUST 2006:

We intend to begin the remodeling and build out process for our first location during the month of August. The cost for the first month of remodeling is estimated to cost approximately $3,000. We plan to do painting, flooring, molding and tile work as well as finishing work to create an environment suitable for a day spa. The material choices will be based on our goal of creating a soothing and comfortable environment for our customers. There will be a $1,200 one time fee to purchase salon and spa equipment. Our total cost of operations for the month of August, in addition to the remodeling and equipment fees, include $300 per month for rent, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost for the month of August is estimated to be $5,745.

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

MAY 2007:

In February, we intend to continue our marketing efforts by offering a free day at our facility to travel agents, hotel management, restaurant, bar, and nightclub owners throughout Rosarito Beach and San Diego. This will be a direct mailing effort followed by a phone call follow up. Each participant will receive a full treatment for themselves and a guest. Cost of this campaign is estimated to be $1,500. Our ongoing cost of monthly operations is; $300 per month for rent, $500 for staff, phone $60 per month, utilities $50 per month, postage and supplies $100 per month, salary $1,000 per month, $35 per month cost for a bookkeeper. Our total cost of operations for the month of May is $3545.

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

Our total cost for twelve months of operations is $40,195.

We intend to use the funding we received from the completion of our offering on February 27, 2006 to provide cash for our business plan during the next twelve months and to supplement our cash flows after we begin generating revenues which is expected in the 4th quarter of 2006. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, longer than anticipated lead time necessary for us to complete our marketing plan. If expenses exceed our estimates, we may utilize funds loaned by our director. While our director has informally agreed to advance funds to allow us to pay for miscellaneous business expenses, our director has no formal commitments, arrangements or legal obligation to advance or loan funds to Gemwood. To date, there have been no loans by the director to Gemwood, no negotiated material terms or agreed upon amounts, and no formalized agreements of any kind.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from January 17, 2005 (Date of Inception) through June 30, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

CONCENTRATION OF RISK - A significant amount of the Company's assets and resources are dependent on the financial support of Victor Manuel Savceda. Should Victor Manuel Savceda determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

REVENUE RECOGNITION - The Company has no revenues to date from its operations. Once the revenue is generated, the company will recognize revenues as the services are rendered.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections
- a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). SFAS 156 addresses the accounting for recognized servicing assets and servicing liabilities related to certain transfers of the servicer's financial assets and for acquisitions or assumptions of obligations to service financial assets that do not relate to the financial assets of the servicer and its related parties. SFAS 156 requires that all recognized servicing assets and servicing liabilities are initially measured at fair value, and subsequently measured at either fair value or by applying an amortization method for each class of recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The Company does not believe the adoption of SFAS 156 to have a material impact on the financial statements.

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

There were no reports filed on Form 8-K during the quarter ended June 30, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2006                     Gemwood Productions, Inc., Registrant


                                    By: /s/ Victor Manuel Savceda
                                       -----------------------------------------
                                       Victor Manueal Savceda, President, Chief
                                       Executive Officer, Principal Accounting
                                       Officer, Chief Financial Officer,
                                       Secretary and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 11, 2006                     Gemwood Productions, Inc., Registrant


                                    By: /s/ Victor Manuel Savceda
                                       -----------------------------------------
                                       Victor Manueal Savceda, President, Chief
                                       Executive Officer, Principal Accounting
                                       Officer, Chief Financial Officer,
                                       Secretary and Chairman of the Board