Form 10KSB
period 2006-09-30
Kreido Biofuels, Inc.
filed 2006-12-21
CIK 1342219

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-130606

KREIDO BIOFUELS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-3240178
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

88 West 44th Avenue, Vancouver
British Columbia, V5Y 2V1
(Address of principal executive offices)

(604) 738-0540
Registrant’s telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year:   None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$17,500,000 as at December 13, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

28,194,445 shares of common stock on December 13, 2006

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Form And Year of Organization

We were incorporated in Nevada on January 17, 2005. We are a development stage company with essentially no revenues and a limited operating history. Until November 2006, we had been engaged in implementing a business plan to market and sell massage, stone therapy, manicure, pedicure, hair salon, aromatherapy, facial rejuvenation, skin care and cleansing treatments, professional peels, herbal steam treatments, steam bath and sauna, permanent make up, skin exfoliation, tanning, hair removal and waxing, body wraps, Moor mud treatments, yoga, nutrition and diet counseling, and cellulite treatment services to tourist resorts throughout Mexico.

In November 2006, we abandoned this plan, and we are now focusing our energies on identifying potential mergers or acquisitions that could increase the value of our company to our shareholders. We are currently engaged in discussions with Kreido Labratories regarding the possibility of a reverse triangular merger involving us and them. At this stage, no definitive terms have been agreed to, and neither of us is currently bound to proceed with the merger. With the permission of Kreido Labratories, we changed our on November 2, 2006 name from “Gemwood Productions, Inc.” to “Kreido Biofuels, Inc.” to facilitate these discussions.

Bankruptcy or Similar Proceedings

We have not been the subject of a bankruptcy, receivership or similar proceedings.

Reorganizations, Purchase or Sale of Assets

Although we continue to evaluate the value of potential mergers and acquisitions, we have not undertaken, or been involved in, any material reclassifications, mergers, consolidations, or purchases or sales of a significant amount of assets not in the ordinary course of business.

Products and Services

We do not currently have any products or services, and we have no new product or service planned or announced to the public. As a result, we have no customers or consumers of our products and there is no need for government approval of our products and services.

Competition and Competitive Position

We have no operating business at the moment, and as a result, we are not currently competing with other companies or persons.

Suppliers and Sources of Raw Materials

We have no principal suppliers or sources for raw materials. Prior to November 2006, we utilized our management's background to offer our salon and spa services without the use of major suppliers of raw materials.

Employees

Our only current employee is Stephen B. Jackson, our President, Secretary, Chief Executive Officer and Chief Financial Officer. In November 2006, we orally agreed to compensate Mr. Jackson at the rate of $1,500 per month for serving in those capacities. Our oral agreement is terminable at will upon one day’s notice by either party.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above “Risk Factors” section and elsewhere in this document.

ITEM 2: DESCRIPTION OF PROPERTY

Our principal executive office is located at 88 West 44th Avenue, Vancouver, British Columbia, V5Y 2V1, Canada. The principal executive office and telephone number are provided free of charge by Stephen B. Jackson, our sole officer. The office is used by Mr. Jackson for other business interests and is estimated to be sufficient for our business needs until such time as we receive additional funding. We consider our current principal office space arrangement adequate.

Prior to November 2, 2006, we had used the offices of Victor Manuel Savceda, one of our directors and our former President, as our principal executive offices. We had an oral agreement to pay Mr. Savceda $200 a month for the use of those offices.

Commencing April 1, 2006, we began leasing commercial space in Rosarito Beach, Baja California, Mexico in which we intended to commence offering our spa services. Under the lease for the space, we paid $300 a month. We entered into a Mutual Release from Lease Agreement on November 2, 2006 and are no longer subject to the terms of the lease.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during our 2006 fiscal year through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

While our shares of common stock have been quoted for trading on the OTC Bulletin Board since July 2006, there were not any trades of our stock through its facilities from that date through the end of the period covered by this report. Since October 1, 2006 to December 13, 2006, the closing high bid for a share of our common stock has been $3.89 and the closing low bid has been $0.0444. On December 13, 2006, the closing price of our common stock on the OTC Bulletin Board was $2.00.

As of December 13, 2006, we had 6 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We were incorporated in Nevada on January 17, 2005. We are a development stage company with essentially no revenues and a limited operating history. Until November 2006, we had been engaged in implementing a business plan to market and sell spa-related treatments and activities. In November 2006, we abandoned this plan, and we are now focusing our energies on identifying potential mergers or acquisitions that could increase the value of our company to our shareholders. This may involve sales of our equity or debt securities in merger or acquisition transactions.

Although we have minimal operating costs and expenses at the present time due to our limited business activities, our cash assets of $10,791 as at September 30, 2006 are probably not sufficient to meet our capital requirements over the next twelve months. Accordingly, absent changed circumstances, we will be required to raise additional capital over the next twelve months in the form of equity financing from the sale of common stock or by taking on additional debt. We cannot assure you that we will be able to raise sufficient funds from the sale of our common stock or by borrowing additional funds to continue our operations over the next twelve months.

We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

ITEM 7: FINANCIAL STATEMENTS

KREIDO BIOFUELS, INC. (FORMERLY GEMWOOD PRODUCTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

De Joya Griffith & Company, LLC
Certified Public Accountants & Consultants
2580 Anthem Village Drive
Henderson, Nevada 89052

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Kriedo Biofuels, Inc. (formerly Gemwood Productions, Inc.)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Kriedo Biofuels, Inc. (formerly Gemwood Productions, Inc.) (A Development Stage Company) as of September 30, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2006 and for the period from January 17, 2005 (Inception) through September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kriedo Biofuels, Inc. (formerly Gemwood Productions, Inc.) (A Development Stage Company) as of September 30, 2006, and the results of its operations and cash flows for the year ended September 30, 2006 and for the period from January 17, 2005 (Inception) through September 30, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regards to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
December 13, 2006
Henderson, Nevada

Telephone (702) 568-5961 ● Facsimile (702) 58-5979

	(Audited)	(Audited)
	As of 9/30/06	As of 9/30/2005
ASSETS

Current assets
Cash	10,791	10,000
Total current assets	10,791	10,000

Fixed Assets
Furniture & Equipment, Net	6,326

Other Assets
Lease deposit	500

TOTAL ASSETS	17,617	10,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	500	$
Total Liabilities	500

Stockholders' equity
Common stock: $.001 par value; 50,000,000 shares authorized	2,900	1,000
2,900,000 and 1,000,000 shares issued and outstanding
Additional Paid in Capital	44,100	9,000
Accumulated deficit	(29,883)
Total stockholders' equity
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	17,617	10,000

			(Audited)
	(Audited)	(Audited)	Inception
	For the year ending	For the year ending	Jan 17, 2005 through
	September 30, 2006	September 30, 2005	September 30, 2006

Revenue	$--	$--	$--
Operating expenses
Depreciation	486		486
General and administrative	18,521		18,521
Professional fees	10,876	-	10,876

Total operating expenses	29,883	-	29,883

Loss from operations	(29,883)	-	29,883

Other income (expenses):
Other expense	-
Interest expense	-	-
Total other income (expenses)	--	--

Loss before provision for income taxes	(29,883)	-	(29,883)
Provision for income taxes	--	--

Net loss	$(29,883)	$-	$(29,883)

Basic and diluted loss per common share	$-	$-	$

Basic and diluted weighted average
common shares outstanding	2,900,000	1,000,000	2,900,00

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 17, 2005 (Date of inception)	0	0	0	0	0

Common Stock Issued for Cash - August 25, 2005	1,000,000	1,000	9,000		10,000
Net (Loss) Sept 30, 2005
Balance, September 30, 2005	1,000,000	1,000	9,000		10,000
				0

Common Stock Issued for Cash - October 25, 2005	1,000,000	1,000	9,000	0	20,000
Net (Loss) Dec 31, 2005				(4,168)
Balance, Dec 31, 2005	2,000,000	2,000	18,000		15,832

Common Stock Issued for Cash-March 1, 2006	900,000	900	26,100		42,832
Net (Loss) March 31, 2006				(2,411)
Balance March 31, 2006	2,900,000	2,900	44,100		40,421

Net (Loss) June 30, 2006				(7,094)
Balance, June 30, 2006	2,900,000	2,900	44,100		33,327

Net (Loss) Sept 30, 2006				(16,210)
Balance Year Ending Sept 30, 2006	2,900,000	2,900	44,100	(29,883)	17,117

			(Audited)
	(Audited)	(Audited)	Inception
	For the year ending	For the year ending	Jan 17, 2005 through
	September 30, 2006	September 30, 2005	September 30, 2006
Cash flows from operating activities:
Net loss	$(29,883)	$-	$(29,883)
Depreciation	486		486
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts Payable	(500)		(500)
Other Assets	500		500
Net cash used by operating activities	(29,397)	-	(29,397)

Cash flows from investing activities:
Purchase of property and equipment	(6,812)		(6,812)
Net cash used by investing activities	(6,812)	-	(6,812)

Cash flows from financing activities:
Proceeds from issuance of common stock	47,000	10,000	47,000
Net cash provided by financing activities	47,000	10,000	47,000

Net increase (decrease) in cash	10,791	10,000	10,791
Cash, beginning of period	--		--

Cash, end of period	$10,791	$10,000	$10,791

KREIDO BIOFUELS. INC. FORMERLY
GEMWOOD PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history - Gemwood Productions, Inc., Nevada Corporation, (hereinafter referred to as the “Gemwood Productions” or “the Company”) was incorporated in the State of Nevada on January 17, 2005. The Company was formed for the purpose of marketing and selling its day spa services to tourists at resort destinations throughout Mexico. On November 2, 2006, the Company decided to abandon this line of business.

Management of Company - The company filed its articles of incorporation with the Nevada Secretary of State on January 17, 2005, indicating Molly Wheeler as the incorporator. At that time Adam Barker was named Director, President, Secretary and Treasurer. On August 13, 2005 Mr. Barker resigned his positions with the Company and Mr. Victor Manuel Savceda was named Director, President, Secretary and Treasurer. On November 2, 2006, Victor Manuel Savceda resigned from his positions with the Company and Stephen B. Jackson was appointed as the Company’s President, Secretary, Chief Executive Officer and Chief Financial Officer.

Going concern - The Company incurred net losses of approximately $29,883 from the period from January 17, 2005 (Date of Inception) through September 30, 2006 and is still in the development stage, only recently commencing operations. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company has raised capital to implement it’s business plan through the issuance of equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives and in generating revenue.

The ability of the Company to continue as a going concern is dependent on the success of the Company’s business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company’s year end is September 30.

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

GEMWOOD PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs.

The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from January 17, 2005 (Date of Inception) through September 30, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Foreign Currency Translation - The Company’s functional currency is in US dollars as substantially all of the Company’s operations are in USD.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52 - “Foreign Currency Translation”. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder’s equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in other items on the statement of operations.

Concentration of risk - A significant amount of the Company’s assets and resources are dependent on the financial support (inclusive of free rent) of Victor Manuel Savceda should Victor Manuel Savceda determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

Revenue recognition - The Company has no revenues to date from its operations. Once the revenue is generated, the company will recognize revenues as the services are rendered.

Inventory valuation - Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (FIFO) basis.

GEMWOOD PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from January 17, 2005 through September 30, 2006.

Legal Procedures - The Company is not aware of, nor is it involved in any pending legal proceedings.

Stock-based compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123(R), Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period from January 17, 2005 through September 30, 2006:
2006
Net loss, as reported	$(29,883)
Other comprehensive income	(-----)
Add: Stock-based employee compensation expense
included in reported loss, net of related tax effects	--
Deduct: Total stock-based employee compensation
expense determined under fair value based methods
for all awards, net of related tax effects	--

Pro forma net loss	$(29,883)

Net loss per common share:
Basic and fully diluted loss per share, as reported	$(0.00)
Basic and fully diluted loss per share, pro forma	$(0.00)

GEMWOOD PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

There were no stock options granted for the period from January 17, 2005 through September 30, 2006. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company’s common stock.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123(R). The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123(R) to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

2.	PROPERTY AND EQUIPMENT

As of September 30, 2006, the Company owns $6,812 in fixed assets, which consist of work stations and hair dryers This equipment was purchased on September 20, 2006 and has been depreciated on a straight line seven year basis. The first depreciation entry was further reduced by 50% due to the fact the equipment was purchased so near the year end.

3.	STOCKHOLDER’S EQUITY

The Company has 50,000,000 shares authorized and 2,900,000 issued and outstanding as of September 30, 2006. The issued and outstanding shares were issued as follows:

1,000,000 common shares were issued to Victor Manuel Savceda on August 25, 2005 for the sum of $10,000 in cash.

1,000,000 common shares were issued to Victor Manuel Savceda on October 25, 2005 for the sum of $10,000 in cash.

900,000 common shares were issued to 42 un-affiliated shareholders during February and March 2006 for the sum of $27,000 in cash.

4.	LOAN FROM STOCKHOLDER

As of September 30, 2006, there are no loans to the Company from any stockholders.

GEMWOOD PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.	RELATED PARTY TRANSACTIONS

Until November 2, 2006, the Company used the offices of Mr. Savceda, the then officer and director of the Company. Based on the fair market value of his services and the use of Mr. Savceda’s offices, the Company began paying $200 per month to Mr. Savceda in October 2005. There is no written lease agreement or other material terms or arrangements relating to said arrangement. This oral agreement was terminated on November 2, 2006.

As of September 30, 2006, there are no related party transactions between the Company and its officer, other than those mentioned above and in Note 3 - Stockholder’s Equity.

6.	STOCK OPTIONS

As of September 30, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7.	LITIGATION

As of September 30, 2006, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

8.	SUBSEQUENT EVENTS

Effective November 2, 2006, Victor Manuel Savceda, the Company’s president, chief executive officer, chief financial officer, secretary and a director, resigned as an officer and remained as a director. Effective November 2, 2006, the Company appointed Stephen B. Jackson as its president, secretary, chief financial officer and a director.

The Company has orally agreed to compensate Mr. Jackson at the rate of $1,500 per month for serving as its president, secretary and chief financial officer. This oral agreement is terminable at will upon one day’s notice by either party.

On November 2, 2006, the Company’s Board of Directors declared a 9.7222223 for 1 forward stock split in the form of a dividend. The record date for the stock dividend was November 17, 2006, and the payment date was November 20, 2006.

On November 2, 2006, the Company filed an Amended and Restated Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada which (i) effected several changes to its Articles of Incorporation and (ii) consolidated the various amendments to its Articles into one document.

GEMWOOD PRODUCTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the Amendment, the Company increased its authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001. The Amendment also changed its name from Gemwood Productions, Inc. to Kreido Biofuels, Inc. The Company is currently engaged in discussions with Kreido Laboratories regarding the possibility of a reverse triangular merger (the “Merger”) involving the two companies. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger. With the permission of Kreido Laboratories, the Company changed its name to facilitate these discussions.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by our President, Secretary, Chief Executive Officer and Chief Financial Officer, Mr. Stephen B. Jackson.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

On November 2, 2006, our previous officer resigned and Stephen B. Jackson became our sole officer and is acting as our chief executive officer and chief financial officer. We do not expect that these changes will have a material adverse impact on our internal control as we have had minimal expenditures and no revenues to date.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position with Registrant	Served as a Director or Officer since

Stephen B. Jackson	44	President, Secretary, Chief Executive Officer, Chief Financial Officer and Director	November 2, 2006
Victor Manuel Savceda (1)	21	President, Secretary, Chief Executive Officer, Chief Financial Officer and Director	August 13, 2005

(1) On November 2, 2006, Mr. Savceda resigned as our President, Secretary, Chief Executive Officer and Chief Financial Officer. He continues to serve as one of our directors.

Mr. Jackson has been principally engaged in the private practice of law since May 1988. Mr. Jackson is a graduate of the University of British Columbia, receiving a Bachelor of Arts degree in 1985. Mr. Jackson received a Bachelor of Legal Letters degree from Osgoode Hall Law School of York University in 1988. He is a member in good standing with the Law Societies of British Columbia and the Yukon.

Mr. Savceda is the owner of the Arco Iris Salon in Rosarito Beach, Baja California, Mexico. Arco Iris Salon provides manicure, pedicure, hair salon, hair removal and waxing services to customers in Rosarito Beach, Baja California, Mexico. Mr. Savceda manages the daily operations of the business, including management of its four employees, inventory, sales, marketing, budgeting, and customer relations. Mr. Savceda graduated from the Instituto Europeo in 2004. Prior to 2004, Mr. Savceda was a student.

All directors are elected annually by our shareholders and hold office until the next annual meeting. Each officer holds office at the pleasure of the board of directors.

Code of Ethics

The Company has not formally adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer or controller, or persons performing similar functions. Based on our small size, early development stage and limited financial and human resources, we did not believe that formally adopting a written code of ethics would benefit the shareholders.

Audit Committee

Since we have only two directors, we have neither an audit committee of the Board of Directors nor an “audit committee financial expert”, as such term is defined under the Securities Exchange Act.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2006.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation

Victor Manuel Savceda	President/ Secretary/ Treasurer	2005 2004 2003	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

On November 2, 2006, Victor Manuel Savceda resigned as our President, Secretary, Chief Executive Officer and Chief Financial Officer, and Stephen B. Jackson was appointed as our President, Secretary, Chief Executive Officer and Chief Financial Officer. On November 2, we orally agreed to compensate Mr. Jackson at the aggregate rate of $1,500 per month for serving in those capacities. Our oral agreement is terminable at will upon one day’s notice by either party.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at , by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK	PERCENT OF CLASS
Common	Victor Manuel Savceda (1)	19,444,445	69.0%
Common	Stephen B. Jackson (2)	0	0%
Directors and Officers as a Group consisting of one person		19,444,445	69.0%

(1)	Mr. Savceda was our President, Secretary, Chief Executive Officer and Chief Financial Officer until November 2, 2006. He is one of our two directors.

(2)	Mr. Jackson became our President, Secretary, Chief Executive Officer and Chief Financial Officer and one of our two directors on November 2, 2006.

The percent of class is based on 28,194,445 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended September 30, 2006, we made payments to our former president, Victor Manuel Savceda pursuant to the oral lease agreement that we had with Mr. Savceda.

None of our directors, our sole officer, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13: EXHIBITS AND REPORTS

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Articles of Incorporation (2)
3.3	By-Laws (3)
10.1	Mutual Release from Lease Agreement
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1) Incorporated by reference to Exhibit 3.1 to our registration statement filed on Form SB-2 on December 22, 2005 (registration file no. 333-130606).

(2)  Incorporated by reference to Exhibit 3.1 to our current report filed on Form 8-K on November 3, 2005.

(3) Incorporated by reference to Exhibit 3.2 to our registration statement filed on Form SB-2 on December 22, 2005 (registration file no. 333-130606).

(4) Included in Exhibit 31.1.

(5) Included in Exhibit 32.1.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, De Joya Griffith & Company, LLC, independent public accountants, billed the following fees for the services indicated:

	Fiscal year-ended
	September 30, 2006	September 30, 2005

Audit fees	$3,000	$5,000
Audit-related fees	$1,500	$3,000
Tax fees	$0	$0
All other fees	$0	$0

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kreido Biofuels, Inc.

/s/ Stephen B. Jackson
Stephen B. Jackson
President, Secretary, Treasurer
Chief Executive Officer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
Dated: December 18, 2006

EXHIBIT INDEX

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Articles of Incorporation (2)
3.3	By-Laws (3)
10.1	Mutual Release from Lease Agreement
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1) Incorporated by reference to Exhibit 3.1 to our registration statement filed on Form SB-2 on December 22, 2005 (registration file no. 333-130606).

(2)  Incorporated by reference to Exhibit 3.1 to our current report filed on Form 8-K on November 3, 2005.

(3) Incorporated by reference to Exhibit 3.2 to our registration statement filed on Form SB-2 on December 22, 2005 (registration file no. 333-130606).

(4) Included in Exhibit 31.1.

(5) Included in Exhibit 32.1.