Form 10KSB
period 2006-12-31
Kreido Biofuels, Inc.
filed 2007-04-04
CIK 1342219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
COMMISSION FILE NUMBER 333-130606
KREIDO BIOFUELS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	20-3240178
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation Organization)	Identification No.)

1140 Avenida Acaso, Camarillo, California	93012
(Address of Principal Executive Offices)	(Zip Code)
Issuer’s telephone number, including area code: (805) 389-3499
Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
Securities registered pursuant to Section 12(g) of the Exchange Act: NONE
Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State issuer’s revenues for the most recent fiscal year approximately $0
The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the issuer, computed by reference to the price at which the common stock was sold, as of March 15, 2007 was approximately $59,826,146 (All officers and directors of the issuer are considered affiliates).
At March 15, 2007 the issuer had 52,532,202 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Format (check one): Yes ☐ No ☑

FORM 10-KSB ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2006

THIS ANNUAL REPORT ON FORM 10-KSB IS BEING FILED ON A VOLUNTARY BASIS AND IS NOT A TRANSITION FILING. THIS FORM 10-KSB IS BEING FILED IN THE INTEREST OF BRINGING CURRENT THE INFORMATION ABOUT KREIDO BIOFUELS, INC. INCLUDING THE AUDITED FINANCIAL STATEMENTS AT DECEMBER 31, 2006 OF KREIDO LABORATORIES, ITS WHOLLY-OWNED SUBSIDIARY.
CAUTIONARY STATEMENT
The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report.
As used in this report, the terms “we,” “us,” and “our,” mean Kreido Biofuels, Inc. and our subsidiaries, unless otherwise indicated.
PART I
Item 1. BUSINESS
History
Kreido Biofuels, Inc. was incorporated as Gemwood Productions, Inc. under the laws of the State of Nevada on February 7, 2005. We changed our name from Gemwood Productions, Inc. to Kreido Biofuels, Inc. on November 2, 2006. Kreido Laboratories or Kreido Labs, our wholly-owned subsidiary, was incorporated under the laws of the State of California on January 13, 1995.
We took our current form on January 12, 2007, when our wholly-owned subsidiary, Kreido Acquisition Corp., or Acquisition Sub, and Kreido Labs executed a Merger Agreement and Plan of Reorganization, or the Merger Agreement. On January 12, 2007, Acquisition Sub merged with and into Kreido Labs, with Kreido Labs remaining as the surviving corporation and as our wholly-owned subsidiary, the Merger. The holders of Kreido Labs’ issued and outstanding capital stock before the Merger surrendered all of their issued and outstanding capital stock of Kreido Labs and received 25,263,683 shares of our common stock, par value $0.001 per share. Our stockholders before the Merger retained 8,750,000 shares of our common stock. In addition, all of the issued and outstanding options to purchase shares of Kreido Labs’ common stock that were issued under Kreido Labs’ 1997 Stock Compensation Program were exchanged for options to acquire shares of our common stock. Further, holders of warrants to acquire shares of Kreido Labs’ common stock were issued new warrants to acquire shares of our common stock. Substantially all of the warrants were subsequently converted into shares of our common stock.
The Merger was treated as a recapitalization of our company for accounting purposes. Our historical financial statements before the Merger were replaced with the historical financial statements of Kreido Labs in all filings with the Securities and Exchange Commission, or SEC, subsequent to January 12, 2007. The offering provided net proceeds of approximately $23.9 million and cancellation of indebtedness of approximately $250,000.
Concurrently with the closing of the Merger, we consummated a private offering of 18,518,519 units of our securities, the Units, at a purchase price of $1.35 per Unit. Each Unit consisted of one share of our common stock and a warrant to acquire one share of our common stock at an exercise price of $1.85 per share. The warrants are exercisable for a period of five years from January 12, 2007.
In November and December 2006, to facilitate the completion of the Merger and to enable Kreido Labs to meet specific working capital needs, certain Kreido Labs stockholders provided bridge financing to Kreido Labs. The bridge financing was evidenced by unsecured promissory notes in the aggregate principal amount of approximately $370,000, which were scheduled to mature on January 10, 2007 and bore no interest. The holders of bridge notes that were issued in November agreed to convert their notes into Units in our private offering at the rate of one Unit for each $1.35 of the principal amount of their notes. The holders of notes issued in December 2006 were paid in full on January 12, 2007 from the proceeds of our private offering.

Also contemporaneously with the closing of the Merger, we split-off another wholly-owned subsidiary, Gemwood Leaseco, Inc., a Nevada corporation, through the sale of all of the outstanding capital stock of Gemwood Leaseco, Inc. As a consequence of the sale of Gemwood Leaseco, Inc., we discontinued all of our business operations which we conducted prior to the closing of the Merger, and spun off all material liabilities existing prior to that date in any way related to our pre-closing business operations. Our primary operations are now those operated by Kreido Labs.
Overview of Business
Kreido Labs was founded in 1995 to develop proprietary technology for building micro-composite materials for electronic applications. We thereafter sought to develop the technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the pharmaceutical and special chemical industries. We designed and developed the STT® Reactor which incorporates our patented “spinning tube-in-tube” design configuration to improve the speed and yield of chemical reactions. The U.S. Environmental Protection Agency, the EPA, has been using our STT® Reactor-based technology (see “Our Biodiesel Production Technology” below) in one of its largest laboratories since 2004 to develop and evaluate new chemical processes and optimize protocols for use of the STT® Reactor by public and private entities.
Beginning in the last quarter of 2005, we began to evaluate the advantages of the STT® Reactor specifically for the production of biodiesel. We believe we have developed a lower-cost, higher output system for the production of diesel motor fuel that is derived from vegetable oils rather than petroleum and is classified under industry standards as biodiesel. Our business goal is to commercialize our proprietary equipment system for biodiesel production on an industrial scale and to become one of the leading providers of biodiesel in the United States and elsewhere. In the first quarter of 2006, we decided to focus almost exclusively on the biodiesel industry and began to prepare and execute our current business plan. By executing our business plan we expect to generate revenues over the next few years from multiple sources; first, from operating our own STT® Reactor-based Biodiesel Production Units with an anticipated biodiesel production capacity of approximately 100 million gallons per year, or MMgpy, by the end of 2008 from our three production units; next, and likely after the first production unit is operating, by licensing our STT® Reactor-based technology to others; and, in the longer term, by investing in businesses that will develop or use our STT® Reactor-based technology for production of biodiesel or other products.
Biodiesel Fuel
Biodiesel fuel is a sustainable, renewable transportation fuel with a growing market in the United States and internationally. As an alternative to petrodiesel and other petroleum-based fuels, biodiesel has several advantages, including:
•	extending domestic diesel fuel supplies;

•	reducing dependence on foreign crude oil supplies;

•	expanding markets for domestic and international agricultural products;

•	reducing emissions of greenhouse gases and other gases that are regulated by the EPA; and

•	being usable by existing diesel engines, while extending their useful lives.
As a result of the benefits that are expected to be derived from the widespread use of biodiesel, legislation, as well as taxation and public policy, favor and, in some jurisdictions, require the increasing use of biodiesel instead of petrodiesel.
To address the anticipated market demand for biodiesel, we have developed our STT® 30G Biodiesel Production Unit, the STT® Production Unit, a system of chemical processing equipment based on our patented highly efficient fluid dynamics-based process. This process permits accelerated rates of transesterification and increased yields over shortened production cycles, among other advantages. Our STT® Reactor-based technology, as applied to the production of biodiesel, is the subject of five issued U.S. patents (plus one pending application for U.S. patents), as well as international counterparts for most of these patents and applications. These issued patents expire between 2011 and 2023. See “Business — Licensing and Intellectual Property Protection,” and “Risk Factors — Our success will depend in part on our ability to obtain and maintain protection of our intellectual property.”

Our STT® Production Unit is made up of four basic components: (1) the feedstock delivery system, (2) our STT® Reactor, (3) the biodiesel/glycerin separator and polishing system, and (4) the methanol recovery system. We expect to manufacture the STT® Reactors ourselves and to construct the STT® Production Unit by securing the services of qualified third-party contractors.
The spinning tube-in-tube technology employed in our STT® Reactor optimizes the specific chemical reactions required for transesterification, the process by which biodiesel is produced from vegetable oils and methanol. Our STT® Production Unit is based on the STT® Reactor and is “pipe to pipe,” meaning that it includes all the equipment necessary for the manufacturing process, from the ingestion of raw materials, or feedstocks, to the output of finished biodiesel fuel ready to sell. We believe that our STT® Production Unit will reduce the cost of production of biodiesel and make it economically competitive with petroleum-based fuels over a broad range of crude oil prices. We also believe that the design features of the STT® Reactor reduces the time required for manufacturing scale-up and, therefore, results in faster returns on the cost of installation than conventional reactor systems.
We have been developing our technology for 11 years at a total incurred cost of $20 million, principally for use in the pharmaceutical and chemical industries. More recently, we have focused on the application of our system to the large-scale continuous production of biodiesel in commercial quantities. We will use the majority of the proceeds of the January 2007 offering to advance the commercialization of our technology. We are going to construct up to two pilot units in order to demonstrate the commercial potential of our technology. Additionally, we plan to construct three STT® Production Units that we expect to operate on sites shared with or adjacent to bulk liquids distributors. If we are successful in bringing our three plants on line, we believe we will have the capacity to produce approximately 100 MMgpy of biodiesel per year by the end of 2008 using a variety of available feedstocks. If we achieve this level of production, we are likely to seek to build, install and operate additional production units within the U.S. and license the STT® Production Units primarily to offshore biodiesel producers. To date, we have accomplished the development and production of our STT® Reactor internally and the development and manufacturing of the STT® Production Unit by outsourcing to a professional engineering firm, R.C. Costello & Assoc. Inc., and a manufacturer of engineered packaged systems, Certified Technical Services L.P.
We currently plan to directly market and distribute the biodiesel that we produce in our owned and operated facilities to diesel blenders and other distributors of diesel products through our own team that we plan to recruit and develop with proceeds of the January 2007 offering. We plan to use diversified feedstock in our plants.
The Biodiesel Industry
Diesel fuel is the motor fuel that is used in a compression-ignition engine which causes fuel to combust not by igniting the fuel with a spark, but by injecting the fuel into a highly pressurized combustion chamber. There are two principal types of diesel fuel — petrodiesel and biodiesel. Petrodiesel is made from petroleum feedstock and currently comprises substantially all of the diesel fuel sold in the United States and elsewhere. Diesel fuel made from vegetable oil or animal fat renewable feedstocks is called biodiesel. Biodiesel feedstocks include oils from soybean, refined palm, jatropha, canola, castor and rapeseed. To be sold and distributed as biodiesel, the fuel must meet governmental standards, such as ASTM D6751 in the United States and EN14214:2003 in the European Union.
Petrodiesel currently comprises over 99% of the diesel transportation fuel market. According to the Energy Information Administration, or EIA, of the U.S. Department of Energy, or DOE, on-highway petrodiesel consumption in 2005 was approximately 39 billion gallons in the United States, or approximately 22% of all ground transportation fuel consumed in the United States in that year, and 228 billion gallons globally. Total United States diesel sales in 2005 were $93 billion, nearly double the 2000 level. We believe that on-highway consumption of diesel is growing at over 3% annually, as reported by the DOE’s Energy Information Administration, or the EIA, based on the U.S. diesel quantity sales from 1999-2004, the last year in which it reported these data. We also believe that use of diesel will increase as a percentage of total on-highway ground transportation in the United States for several reasons, including:

•	diesel will become less toxic and is considered to be “clean diesel” after compliance with the new low-sulfur requirements;
•	diesel is generally recognized as more fuel efficient than gasoline;
•	use of diesel engines in larger numbers of commercially successful automobiles; and
•	light vehicles that use clean diesel provide governmentally-owned fleets with an option for increasing vehicle efficiency.
According to the 2005 diesel report by Ricardo Company (see http://www.ricardo.com), sales of clean burning diesel vehicles are projected to increase from 43,000 units in 2004 to over 1,500,000 in 2015, driving increased diesel fuel sales. Despite these trends that indicate increased demand for diesel, the price of petrodiesel fuel closely tracks the generally rising cost of petroleum crude oil. Since 2002, worldwide demand for petroleum-based products has been growing significantly faster than supply.
Beginning on June 1, 2006, new federal laws went into effect that are likely to significantly affect the market for petrodiesel. These laws limit the amount of sulfur content allowed in diesel fuel, reducing the portion of sulfur allowed in diesel fuel for on-highway use by more than 95%. Reducing the sulfur level in petrodiesel would require additional processing. As a result, ultra low sulfur diesel, or ULSD, may result in price increases to users of the fuel to cover the cost of deep hydro-treatment to remove sulfur and the addition of additives required for lubricity. According to the EIA, ULSD imports in the last half of 2006 ran at an annualized 2.8 billion gallons per year and showed strong growth in the first quarter of 2007. (see http://tonto.eia.doe.gov/dnav/pet/hist/wd0im_nus-200.htm).
Biodiesel is diesel fuel produced from vegetable oils or animal fats. In the U.S., the ASTM biodiesel specification (ASTM D6751) defines biodiesel fuel as a fuel comprised of mono-alkyl esters of long-chain fatty acids derived from vegetable oils or animal fats. In Europe, the biodiesel specification is defined as fatty acid methyl esters. Biodiesel can be used in its pure form, known as B100, or blended in any ratio with conventional petrodiesel fuel. Typical biodiesel blends are 2%, or B2, 5%, or B5, and 20%, or B20. Biodiesel can run in any vehicle that can run on petrodiesel with few or no modifications. According to the National Biodiesel Board, biodiesel is available nationwide and can be purchased in the U.S. directly from biodiesel producers and marketers, from more than 1,259 biodiesel distributors, or at 1,016 retail pumping stations.
Projected Demand for Biodiesel
Market demand for biodiesel has grown significantly based principally on the advantages of biodiesel over petrodiesel. Those advantages include:
•	Biodiesel is made from renewable resources;
•	When burned, in comparison to petrodiesel, biodiesel results in a substantial reduction of unburned hydrocarbons, carbon monoxide and particulate matter (with the possible exception of nitrous oxide);
•	Biodiesel is biodegradable, nontoxic and not considered a hazardous material when spilled;
•	Biodiesel is essentially free of sulfur and aromatics;
•	The overall ozone (smog) forming potential of the hydrocarbon exhaust emissions from biodiesel is nearly 50% less than that for petrodiesel fuel;
•
Biodiesel is registered as a fuel and fuel additive with the EPA and meets clean diesel standards established by the California Air Resources Board. B100 biodiesel has been designated as an alternative fuel by the DOE and the U.S. Department of Transportation, or DOT;

•	Biodiesel is safer to manufacture and handle;
•
Because of its greater lubricity, biodiesel is used as a premium additive to petrodiesel to improve engine performance and durability, to reduce wear on engines and to extend their life. The addition of as little as 1% of biodiesel will significantly increase the reduced lubricity of ULSD fuel;

•	Biodiesel can use domestic feedstock, reducing the $250 billion the United States pays other countries each year for crude oil;
•
Primarily as a result of higher petroleum crude oil prices, increased petrodiesel refining costs, increased agricultural productivity, improvements in biodiesel processing technology and government subsidies, biodiesel has recently become less expensive to produce biodiesel than petrodiesel; and

•	Public policy, both as enacted into law and as enunciated by governmental agencies in the United States and elsewhere, favors the production and use of biodiesel fuel.
Based on these advantages, we believe that demand for biodiesel will continue to grow at accelerated rates both in the United States and internationally over the next several years. Biodiesel was less than 1% of the approximately 39 billion gallons of on-highway diesel fuel consumed in the United States in 2005. We expect that governmental incentives and requirements will be a principal driver of our forecasted increase in demand. One of the key biodiesel production legislative incentives in the United States is the Biodiesel Tax Credit of $1.00 per gallon of biodiesel blended with petrodiesel that is part of the Energy Policy Act of 1992, or EPAct 1992, and extended to 2008 in the Energy Policy Act of 2005, or EPAct 2005. Although this tax credit is due to expire in 2008, there is proposed legislation to extend this tax credit.
Another key element of biodiesel that supports an increase in demand in estimated growth is the broad functionality of biodiesel. Biodiesel can be blended with petrodiesel in any ratio. In fact, blends of only 1% biodiesel are often used to improve the lubricity of petrodiesel fuel by as much as 65%, and blends of 99.9% biodiesel are often blended to reap the benefits of “pure” biodiesel while still receiving the maximum tax incentives of “blending” biodiesel with petrodiesel. Since biodiesel can be blended with petrodiesel in any ratio, the potential market size is the $93 billion (39 billion gallons) of on-highway petrodiesel fuel consumed each year in the United States and several times that amount worldwide.
The rising demand for biodiesel may also reflect or track the increasing amounts of biodiesel that are forecasted to be produced through 2010. Although the existence of production capacity does not necessarily result in increased demand, we believe that increased availability of biodiesel as an alternative fuel will result in wider voluntary consumer adoption and increased production of both diesel vehicles capable of burning blends of biodiesel and petrodiesel as well as vehicles that will burn mixes in which biodiesel predominates.
Projected Biodiesel Supply
Biodiesel use is still in its infancy, but its production in the United States is expected to grow substantially and reduce dependency on petrodiesel. In 2010, United States production is expected to be 1.8 Bgpy (billion gallons per year), and global production is expected to be 5.5 Bgpy. At January 1, 2007, approximately 105 biodiesel plants, concentrated in the Midwest, are in operation in the United States. These plants have a total of 864 MMgpy in existing capacity and 9.3 MMgpy in average capacity. The existing United States biodiesel production capacity of 864 MMgpy represents only 2.2% of the total diesel fuel consumed in the United States in 2005 (39 billion gallons). In addition, according to the National Biodiesel Board, 77 new biodiesel plants with 1.7 Bgpy in additional aggregate capacity and an average capacity of 25 MMgpy are currently under construction as of the first quarter 2007.

Economics with Respect to Petrodiesel
According to the Energy Management Institute’s Alternative Fuels Indexsm, the average producer price of B100 biodiesel across 52 major metropolitan areas in the United States during the week ending March 22, 2007 was $3.12 per gallon, and net of site specific transportation and handling costs, it was $2.95 per gallon. Biodiesel sells for a premium to petrodiesel for several reasons. First, B100 biodiesel is sold to fuel blenders, who are entitled to a $1.00 tax credit for each gallon of biodiesel blended with petrodiesel. Second, as noted below under “Governmental Legislation,” purchases of biodiesel are subject to legislative usage mandates. Finally, biodiesel serves end-users’ desires or requirements to use biodiesel because of lower toxicity, higher lubricity, absence of sulfur and other environmental and operational benefits. We believe that a biodiesel plan using a STT® Production Unit constructed on a Greenfield site and using readily available feedstocks will be able to produce biodiesel at a cost per gallon that is reasonably competitive with the cost per gallon of petrodiesel.
Source: EIA; USDA’s Economic Research Service; and Kreido Laboratories

As shown in the graph above, only recently have crude petroleum prices and petrodiesel refining margins increased to such an extent that, after giving effect to incentives for biodiesel blenders, it has become less costly to produce biodiesel than petrodiesel.
In May of 2002, the EIA began to report monthly on the cost components that make up the retail price of petrodiesel. These cost components include: refiners’ cost plus profit, distribution and marketing, taxes, and crude oil. For May 2002, the EIA reported the refining cost component for petrodiesel to be $0.07 per gallon and it has steadily increased in recent years, reaching $0.68 per gallon in August of 2006, while averaging $0.51 per gallon for all of 2006. In February 2007, the refining cost component for low sulfur diesel was $0.55 per gallon, over 20% higher than the refining cost component for gasoline. An important factor in the refining cost component for petrodiesel relates to the reduction of over 95% in sulfur content as mandated by law and described below, and the high price of imported ULSD required to satisfy increasing on-highway diesel demand while meeting the 15 PPM standard. Moreover, since sulfur is an important contributor to petrodiesel’s lubricity, some refiners must employ other means to increase the fuel’s lubricity so as to not damage diesel engines. Most petroleum refiners use costly additives to accomplish this, adding further to the ultimate cost of the fuel.
The Biodiesel Production Process
Biodiesel can be made from renewable sources, such as:
•	refined virgin vegetable oils;

•	refined animal fats; and

•	used cooking oils and trap grease.
The choice of feedstock is determined primarily by the price and availability of each feedstock variety and the capabilities of the producer’s biodiesel production technology. In the U.S., the majority of biodiesel historically has been made from domestically produced soybean oil. However, palm oil imported from Malaysia and Indonesia is quickly growing as a viable alternative due to price, availability and expected supply elasticity.
The biodiesel manufacturing process has three distinct steps — the chemical reaction step, the separation step and the polishing step.
Chemical Reaction. In the chemical reaction step, a mix of biodiesel, glycerin and soap is created from the selected feedstock, alcohol and a catalyst. The collection of equipment that performs this chemical reaction step in producing biodiesel is referred to as the “reactor,” and the process typically requires an extended period of time. Depending on the type of reactor used, the mix of biodiesel, glycerin and soap produced requires differing degrees of further processing to separate the methyl esters comprising the biodiesel from the glycerin and soap, to clean or “polish” both the biodiesel and glycerin, and to recover excess alcohol from both the biodiesel and glycerin. Generally, the more efficient the reactor, the less downstream processing that is required. If the feedstock used is high in free fatty acids, an esterification step is required before the chemical reaction step in which two chemicals (typically an alcohol and an acid) form an ester having an acceptable free fatty acid level.

Separation. The methyl esters are separated from the glycerin and soap from the chemical reaction step effluent.
Polishing. The methyl esters are polished to remove impurities, if any. Any excess water, and soap is removed and excess alcohol is recycled into earlier steps in the production process train.
Biodiesel Feedstocks. Although biodiesel can be made from virgin vegetable oils, animal fats and used cooking oils, most biodiesel producers consider virgin vegetable oils the only viable biodiesel feedstock for large-scale production, due to their relatively homogeneous and consistent compositions and reliable, scalable and abundant supplies. Prices for virgin vegetable oils have demonstrated greater long-term price stability and less short-term price volatility than crude petroleum oil, though vegetable oil prices have increased recently as demand for vegetable oil has increased.
The ability to produce biodiesel from various vegetable oils results in biodiesel being a more attractive to a fuel producer than a fuel that relies on a single feedstock, such as crude oil. It also makes it that much more important that the fuel producer have a biodiesel production unit that can use a variety of feedstocks and that can switch between them quickly and economically, one of the benefits of our STT® Production Units.
Worldwide biodiesel feedstock production has been increasing steadily. In 2005, worldwide production of palm oil surpassed soybean oil to take the lead as the most abundant vegetable oil produced worldwide. In the future, significant feedstock supplies may also be derived from a small tree known as jatropha carcus and eventually from algae grown in bio-reactors.
Source: USDA’s Economic Research Service
Farmers continue to leverage farming technology and methodology improvements to get more yield from their farmland. For example, according to the USDA’s Economic Research Service, soybean crop yields in the U.S. have increased 84% in the last 45 years, from 23.5 bushels per acre in 1960 to 43.3 in 2005.

Our Business Plan
Our business strategy is to exploit our proprietary biodiesel production technology, fast time to market and low-cost leadership advantages to establish us as a leading developer of biodiesel processing technology and one of the leading biodiesel fuel producers in the world. We plan to do so by generating revenues from diversified sources. Our business model is to own and operate biodiesel production plants in the United States that are equipped with our STT® Production Units and located at or adjacent to bulk liquids handling facilities near developed port facilities. As our first production unit becomes operational, we may license our STT® Production Units internationally to third-party plants in exchange for licensing fees, equity interests and royalties. In the future, as feedstock or biodiesel prices change or as the demand for superior biodiesel production technology increases, we may consider licensing or otherwise supplying STT® Production Units to selected producers in the United States in exchange for additional processing capacity, feedstock supply commitments, equity, licensing fees or production royalties in lieu of or in addition to building our second and third plants as soon as we currently plan. The solutions we offer to third parties range from providing STT® Production Units for greenfield projects to supplying STT® Production Units for brownfield biodiesel sites seeking retrofit or expansion including converted chemical plants. We may license our STT® technology for use in the manufacturing of other products such as pharmaceuticals or other chemical related products. In the longer term, we may invest in businesses that will develop or use our STT® Reactor based technology for production of biodiesel or other products.
We believe that it is important for us to have STT® Production Units installed in the field, producing biodiesel to prove their merit as commercial biodiesel production units. If our production units are successful, then we may be able to secure bank project financing and insurance for our biodiesel production plants in the U.S. and to license STT® Production Units to third parties.
Internationally, if ownership interests are not appropriate, we will license and supply our STT® Biodiesel Production Units in countries that are subject to the Patent Cooperation Treaty, or the PCT, or that have progressive policies on protecting foreign intellectual property. As envisioned, we will charge a combination of prepaid and recurring annual license fees and quarterly production royalties will be our initial focus on joint ventures with offshore suppliers of feedstock located in Central and South America and Southeast Asia.
We anticipate that we will execute our business strategy with the following actions over the next twelve months:
•	place at least one, possibly two, pilot STT® Production Units in the field, producing ASTM-quality biodiesel;
•	hire construction project management, manufacturing, production plant operations, sales, marketing and business development personnel;
•	construct at least one of our owned production plants equipped with STT® Production Units; and
•	enter into discussion with parties interested in licensing the STT® Production Units for both domestic and international biodiesel production.
We are planning on constructing three biodiesel production plants, each of which will employ our STT® Production Units. As feedstock and biodiesel prices change or as the demand for superior biodiesel production technology increases, we may determine that it is in our best interest to sell or license our STT® Production Units in the near term in lieu of building our second and third plants as soon as we currently plan. We believe that successful scale-up from our pilot to commercial scale STT® process intensification system, which is now being built, will enable us to provide price, efficiency and safety advantages when compared to other persons developing biodiesel production plants. The three plants under development are expected to be located in:
•	Chicago, Illinois.
•	Burns Harbor, Indiana.
•	Wilmington, North Carolina.

The anticipated aggregate biodiesel production capacity of these three plants is approximately 100 MMgpy, and the anticipated average production of these three plants is 90 MMgpy. Further, we anticipate that these three plants may go on line as early as 2008.
To be brought on line, each plant must proceed through the following initial stages of development, among others:
•	identification of specific sites and parcels;
•	receipt of initial proposals from liquids handling partners at each of the plant site locations and negotiations for tolling fees and for the use of terminal infrastructures;
•	construction of STT® Reactors and fabrication of the STT® Production Units;
•	identification of diesel blenders with facilities in proximity to the sites;
•	negotiations with onshore and offshore feedstock providers;
•	data collection for the permitting process;
•	completion of the permitting process; and
•	construction of infrastructure and raw material delivery systems.
We expect to use diversified feedstock in our plants. We are negotiating agreements for a range of services required for the transport of materials to and from our facilities with major global bulk liquids handling terminal operators for the plants in Illinois, Indiana and North Carolina.
Our Biodiesel Production Technology
The STT® Reactor
We have designed our STT® Reactor to be the heart of our STT® Production Unit. The STT® Reactor is the component of the STT® Production Unit in which the biodiesel transesterification chemical reaction occurs. Using our “spinning tube-in-tube” design configuration, our STT® Reactor employs a flowing film concept instead of the volume-based methodology used in most conventional biodiesel reactor systems. Our flowing film format mixes reactants in an extremely narrow gap that is created between a highly-polished, rapidly-spinning rotor and a non-rotating stator. Reactants placed in this environment experience forces that induce highly efficient mixing at the molecular level. This level of mixing helps to dramatically improve the speed and yield of reactions which occur during the manufacturing process and enhances the quality and uniformity of the end product being produced. The flowing film format also helps to avoid problems and inefficiencies that affect traditional volume-based production, such as large temperature gradients, scale-up constraints, excessive waste and downstream processing.
In tests to date, our STT® Reactor has accelerated the speed of chemical reactions by up to three orders of magnitude and significantly improved yields. It also has enabled the control and quality of chemical processes in real time and dramatically decreased the time required for manufacturing scale-up. With a footprint of less than 30 square feet, our 11 MMgpy STT® Reactor is also relatively compact, allowing for additional cost savings and efficiencies on installation, maintenance and operations.

When producing biodiesel it is essential to precisely control the following reaction variables in the chemical reactor:
•	relative reactant volumes (i.e., ratio of feedstock to alcohol to catalyst);
•	reaction temperature (and ensuring that the temperature is consistent everywhere in the reactor);
•	reactor residence time; and
•	laminar shear field.
The STT® Reactor addresses these controls in the manner which we believe is superior relative to conventional reactor designs and methods.
The favorable characteristics of the STT® Reactor also provide our STT® Production Units with advantages when it is used in building or retrofitting a plant. A 33 MMgpy biodiesel production capacity Production Unit occupies about 9,500 square feet with some expansion capability. As a result, we anticipate that less capital and less time are required to build a plant and to install a STT® Production Unit. We also expect that it will require less time to obtain required permits for plants that use our systems and there will be greater options for the siting of these plants.
The STT® Reactor and process are protected by issued and pending United States and international patents, including PCT applications. Our issued patents expire between 2011 and 2023. Corresponding foreign patent applications are filed in a number of countries at the proper time in the PCT application process.
The STT® Production Unit
The STT® Production Unit is a complete, pipe-to-pipe biodiesel production unit that includes all of the components necessary to take feedstock in on one end and deliver ASTM-quality biodiesel out of the other end. We have designed 10G and 30G STT® Production Units with the capacity to produce up to 11 million and 33 million gallons respectively (or 36,000 and 110,000 metric tons respectively) of biodiesel per year. The biodiesel production unit is made up of four basic components: (1) the feedstock delivery system, (2) the STT® Reactor, (3) the biodiesel/glycerin separator and polishing system and (4) the methanol recovery system.
Using our STT® Reactor, we believe that our STT® Production Unit offers operational advantages, including the following:
•	dramatically reduced biodiesel reactor residence time of less than one second, compared to more than 30 minutes total reactor residence time required by conventional systems;
•	more efficient transesterification process that produces negligible soap and requires less downstream processing;
•	multi-feedstock flexibility that enables switching between alternative feedstocks in a few hours rather than days for conventional production units;
•	lower-cost catalysts;
•	less energy consumption; and
•	absence of contaminated production waste water.
Overview of Our System
The biodiesel manufacturing process begins when the reactant materials comprised of the biodiesel feedstock and an alcohol/catalyst mixture are introduced into the STT® Reactor through ports in the rotor/stator assembly, which is driven by the electric motor unit. These reactants enter the narrow annular zone between the stator and the rapidly spinning rotor where they are thoroughly mixed by high shear forces into a flowing film in a few milliseconds. A heat exchanger jacketing the stator controls the temperature of the mixture.

The end product of the reaction (i.e., the biodiesel, glycerin, excess methanol and negligible soap) exits through a port at the other end of the rotor/stator assembly. Standard sensors for measuring temperature, monitoring reaction progress or gathering other information relative to the manufacturing process are incorporated along the rotor/stator assembly to dynamically monitor the reaction process. The STT® Reactor can also employ similar plumbing, wiring, controls and ancillary equipment (e.g., heaters and chillers) as a conventional stirred tank reactor, facilitating ease of installation in existing production plants.
The STT® Reactor achieves these advantages by inducing a physical phenomenon that is ideal for the mixing of reactants called Couette flow. The STT® Reactor induces Couette flow by mixing reactants in a narrow gap so that the reactants move as a coherent thin film in a high-shear field. We believe that we are the first company that has been able to practically apply Couette flow to chemical manufacturing.
Governmental Regulation
To be sold and distributed as biodiesel, the fuel must meet governmental standards, such as ASTM D6751 in the United States and EN14214:2003 in the European Union.
Agencies of the United States government, including the DOE, the EPA, the Internal Revenue Service, or IRS, the Department of Agriculture, or USDA, and more than half of the states and over 15 foreign countries offer biodiesel incentives, have mandates for the use of biodiesel, or both. There are other governmental incentives that do not directly reduce the net cost of producing or blending biodiesel, but that drive the demand for the fuel. For example, the IRS offers tax credits for investment in qualifying refueling property, the EPA will pay 50-100% of the cost for schools to upgrade and/or replace their buses and programs administered by the DOE indirectly require government fleet operators to purchase substantial amounts of biodiesel.
The principal federal incentives that we believe will have the greatest positive effect on our business are the following:
EPAct 1992
The EPAct 1992 requires government fleet operators to use a certain percentage of alternatively fueled vehicles, or AFVs. EPAct 1992 established a goal of replacing 10% of motor fuels with non-petroleum alternatives by 2000, increasing to 30% by the year 2010. Currently, 75% of all federal vehicles purchased are required to have alternative fuel capability to set an example for the private automotive and fuel industries.
Under the Energy Conservation Reauthorization Act of 1998 (which amended Title III of EPAct 1992), vehicle fleets that are required to purchase AFVs can generate credit toward this requirement by purchasing and using biodiesel in a conventional vehicle. Since there are few cost-effective options for purchasing heavy-duty AFVs, federal and state fleet providers can meet up to 50% of their heavy-duty AFV purchase requirements with biodiesel fuel.
The biodiesel fuel use credit allows fleets to purchase and use 450 gallons of biodiesel in vehicles in excess of 8,500 pounds gross vehicle weight instead of AFVs. Fleets must purchase and use the equivalent of 450 gallons of pure biodiesel in a minimum of a 20% blend to earn one AFV credit. Covered fleets earn one vehicle credit for every light-duty vehicle, or LDV, AFV they acquire annually beyond their base vehicle acquisition requirements. Credits can be banked or sold. Compliance with the requirements under EPAct 1992 is a principal reason underlying the position of the U.S. Department of Defense as the largest domestic purchaser of biodiesel.
The Biodiesel Tax Credit
In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004, or the JOBS Act. The credit amounts to a penny for each percentage point of vegetable oil biodiesel that is blended with petroleum diesel (and one-half penny per percentage point for recycled oils and other non-agricultural biodiesel). Thus, for example, blenders that blend B20 made from soy, canola and other vegetable oils would receive a 20 cent per gallon excise tax credit, while blenders of B5 would receive a 5 cent per gallon excise tax credit. Biodiesel made from recycled restaurant oils, known as yellow grease, would receive half of this credit; for example, B20 blenders would receive a 10 cent per gallon credit and B5 blenders would receive a 2.5 cent per gallon credit.

The tax incentive generally is taken by petroleum distributors and substantially passed on to the consumer. It is designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets. The tax credit under the JOBS Act was scheduled to expire at the end of 2006, but was extended in EPAct 2005 to the end of 2008. There are proposals pending in Congress to extend the tax credit to the end of the decade and beyond.
EPAct 2005
Congress enacted the EPAct 2005, in August 2005 and included a number of provisions intended to spur the production and use of biodiesel. In particular, EPAct 2005’s provisions include biodiesel as part of the applicable volume in the renewable fuels standard, or RFS, although the EPA is directed to determine the share allocated to biodiesel and other details through its rulemaking process. EPAct 2005 also extended the biodiesel tax credit to 2008 and included a new tax credit for renewable diesel.
The RFS requires a specific amount of renewable fuel to be used each year in the nationwide gasoline and diesel pool. The volume increases each year, from 4 billion gallons per year in 2006 to 7.5 billion gallons per year in 2012.
EPAct 2005 requires the EPA, beginning in 2006, to publish by November 30 of each year, “renewable fuel obligations” that will be applicable to refineries, blenders and importers in the contiguous 48 states. There must be no geographic restrictions on where renewable fuel may be used or per-gallon obligations for the use of renewable fuel. The renewable fuel obligations are required to be expressed in terms of a volume percentage of gasoline sold or introduced into commerce and consist of a single applicable percentage that will apply to all categories of refineries, blenders and importers. The renewable fuel obligations are to be based on estimates that the EIA provides to the EPA on the volumes of gasoline it expects will be sold or introduced into commerce.
In terms of implementing the RFS for the year 2006, the EPA recently released a rule determining that the RFS target for 2006, 4.0 billion gallons of renewable fuel in the gasoline and diesel pool, will be considered to be met, given the current expectations of production of both ethanol and biodiesel for this year. If the EPA had determined the 2006 target was not being met, refiners, blenders and importers would be obligated to make up the shortfall in the year 2007. The EPA is expected to release the final rule to implement the RFS by the end of 2006.
EPAct 2005 also creates a new tax credit for small agri-biodiesel producers with production capacity, not in excess of 60 million gallons, of 10 cents per gallon for the first 15 million gallons of agri-biodiesel produced.

Other Incentive Programs Offered at the Federal and State Levels
The federal government offers other programs as summarized in the table below:

Federal Agency that	Type of	Who Receives	Commonly
Administers/Oversees	Incentive	Incentive	Known As	Summary
IRS	income tax credit	infrastructure providers	Alternative Fuel Infrastructure Credit	Provides a tax credit in an amount equal to 30% of the cost of any qualified non-residential AFV refueling property placed into service in the United States, subject to limits.
EPA	grant program	school districts	Clean School Bus Program	Clean School Bus USA reduces operating costs and children’s exposure to harmful diesel exhaust by limiting bus idling, implementing pollution reduction technology, improving route logistics and switching to biodiesel. The Energy Bill of 2005 utilizes this EPA program to grant up to a 50% cost share (depending on the age and emissions of original bus) to replace school buses with buses that operate on alternative fuels or low-sulfur diesel, or up to 100% for retrofit projects.
USDA	grant program	agricultural producers & small businesses	Renewable Energy Systems and Energy Efficiency Improvements Grant	In fiscal year 2005, USDA’s Office of Rural Development made available $22.8 million in competitive grant funds and guaranteed loans for the purchase of renewable energy systems and energy improvements for agricultural producers and small rural businesses. Eligible projects include biofuels, hydrogen, and energy efficiency improvements, as well as solar, geothermal, and wind.
Source: Compiled by the IFQC Biofuels Center, 2005.
Many states are following the federal government’s lead and are offering similar programs and incentives to spur biodiesel production and use. For example, Illinois and Minnesota have mandated the use of B2 in all diesel fuel sold in their respective states subject to certain conditions that include sufficient annual production capacity (defined as at least 8 million gallons). The mandate took effect in Minnesota in September 2005 and in Illinois in July 2006.
Approximately 31 states provide either user or producer incentives for biodiesel. Several provide both types of incentives. Approximately nine states provide incentives to biodiesel producers to build facilities in their states, typically offering tax credits, grants and other financial incentives. Two states provide fuel rebate programs, and two provide revolving funds for fleet biodiesel purchases.
International Biodiesel Developments and Public Policy Initiatives
Various non-European countries have also instituted public policy initiatives to encourage biodiesel production and use, and have done so generally through a combination of fiscal incentives and mandates or voluntary targets, including Argentina, Australia, Brazil, Canada, Indonesia, Malaysia and New Zealand.
The following eight European countries have duty exemptions and, in most cases, mandates to incent and require the use of biodiesel: Austria, France, Germany, Italy, the Netherlands, Spain, Sweden and the United Kingdom. These countries account for more than 80% of the EU25’s potential biodiesel market.

Sales and Marketing
To date, we have conducted all of our business development and sales efforts through our officers and executives who are active in other roles. We intend to build dedicated sales, marketing and business development teams, which will develop and execute their respective strategies.
Research and Development
We have been developing our technology for 11 years and have incurred total research and development costs of approximately $16.2 million through the fiscal year ended December 31, 2006, of which approximately $3.8 million was incurred in the last two fiscal years. To maintain and expand our technology leadership, if we are able to generate substantial amounts of revenues, we may expand both the capabilities and capacity of our STT® Reactors and our STT® Production Units.
Engineering and Manufacturing
To date, we have accomplished the development and production of our STT® Reactor internally and the development of the STT® Production Unit by outsourcing to a professional engineering firm and a manufacturer of engineered packaged systems. Our engineering partner is R.C. Costello & Assoc. Inc. of Redondo Beach, California. This firm provides engineering design and improvements for chemical plants, natural gas plants and refineries, with an emphasis on process intensification. The firm has 11 years’ experience in reaction engineering, distillation and process safety.
Our manufacturing partner is Certified Technical Services L.P. of Pasadena, Texas. This firm has been a heavy industrial contractor and manufacturer of engineered packaged systems for 20 years.
Licensing and Intellectual Property Protection
We rely on and will use a combination of patent, copyright, and trade secret laws and know-how to establish and protect our proprietary technologies and products. Our success depends in part on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products used with our STT® Reactor-based technology.
Our STT® Reactor, as applied to the production of biodiesel, is protected by five issued U.S. patents (plus one pending application for U.S. patents), as well as international counterparts for most of those patents and applications. Each patent expires approximately 20 years after its issue date. These issued patents expire between 2011 and 2023. Our principal patents related to our STT® technology and to the production of biodiesel, and their issue and expiration dates are as follows:

U.S. Issue Number
Title	U.S. Issue Date	Expiration Date
“METHODS AND APPARATUS FOR TREATING MATERIALS IN LIQUIDS”	US 5,279,463 1/18/1994	1/18/2011
“METHODS AND APPARATUS FOR HIGH-SHEAR MATERIAL TREATMENT”	US 5,538,191 7/23/1996	7/23/2013
“METHODS AND APPARATUS FOR MATERIALS PROCESSING”	US 6,471,392B1 10/29/2002	3/7/2021
“METHODS AND APPARATUS FOR MATERIALS PROCESSING”	US 6,752,529 6/22/2004	3/7/2021
“METHODS AND APPARATUS FOR HIGH-SHEAR MIXING AND REACTING OF MATERIALS”	US 7,165,881 1/23/2007	9/29/2023
We hold approximately 12 additional issued patents on technology not directly related to biodiesel.

STT®, Magellan® and Innovator® are trademarks that we have registered with the U.S. Patent and Trademark Office. We also use Cytovator and Kreido as our trademarks.
Competition
Since our business model calls for us to be both a provider of biodiesel production technology to other companies and also to own and operate our own biodiesel production plants, we compete broadly with companies that provide biodiesel production solutions and companies that produce biodiesel fuel.
We face competition from companies that are developing products similar to those we are developing. The petroleum/fossil fuels industry has spawned a large number of efforts to create technologies to help reduce or eliminate harmful emissions from burning fuels and fuels that utilize non-petroleum feedstock. Fully integrated major oil/chemical companies have substantially greater access to resources needed to successfully enter the emerging alternative fuels market. Many of these companies have significantly greater financial, managerial, marketing, distribution and other infrastructure resources than our company. These greater resources may better position our competitors to arrange plant sites, contract for feedstock and negotiate product pricing with biodiesel fuel companies.
Using our STT® Reactor, we believe that our STT® Production Unit offers operational advantages compared to existing technologies, including the following:
•	dramatically reduced biodiesel reactor residence time of less than one second, compared to more than 30 minutes total reactor residence time required by conventional systems;
•	more efficient transesterification process that produces negligible soap and requires less downstream processing;
•	multi-feedstock flexibility that enables switching between alternative feedstocks in a few hours rather than days for conventional production units;
•	lower-cost catalysts;
•	less energy consumption; and
•	absence of contaminated production waste water.
Employees
As of March 15, 2007, we had fourteen full-time employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.
Recent Developments
On February 14, 2007, we filed with the U.S. Securities and Exchange Commission, or SEC, a Registration Statement on Form SB-2 to register 37,037,038 shares of our common stock on behalf of the purchasers of Units in the private offering that we closed on January 12, 2007. Each Unit consisted of one share of our common stock and a warrant to acquire one share of our common stock at an exercise price of $1.85 per share. The Registration Rights Agreement between us and the purchasers of the Units, or the Registration Rights Agreement, mandates that if we fail to have the Registration Statement on Form SB-2, or the Form SB-2, declared effective by the SEC by June 14, 2007, we will have to pay each purchaser of Units as liquidated damages, additional Units equal to five percent of the number of Units held by such purchaser. The total liquidated damages will be ten percent if the Form SB-2 is not declared effective by July 14, 2007 and fifteen percent if the Form SB-2 is not declared effective by August 13, 2007. We will have to pay similar liquidated damages should (i) sales of shares of common stock be unable to be made by purchasers of Units after the effective date of the Form SB-2 under certain circumstances or (ii) if our common stock is not listed or included for quotation on the NASD Over-The-Counter Bulletin Board, the Nasdaq National Market, the Nasdaq Capital Market, the New York Stock Exchange, Inc. or the American Stock Exchange, Inc., each an Approved Market, or the trading of our common stock is suspended or halted on an Approved Market for more than two full, consecutive trading days with certain exceptions excusing such events. The registration statement is not yet effective.
On February 28, 2007, we announced that we have conducted an inquiry concerning the improper issuance of shares of our common stock without a restrictive legend to accounts controlled by Louis Zehil, a former partner of McGuireWoods, the law firm that represented us in a private offering of company stock in January 2007. As part of the private placement offering, a total of approximately 1.5 million units of common stock and common stock purchase warrants were sold to the two private financial entities controlled by Mr. Zehil. We have learned that approximately 56,000 shares of common stock may have been sold in the public markets at the direction of Mr. Zehil in January and early February of this year. The remaining 1.44 million shares continue to be held in accounts for the two entities. At the outset of our inquiry, we were advised that actions had been taken to prevent transfers from those accounts. We learned on February 28, 2007 that the SEC has commenced an enforcement action against Mr. Zehil and has taken further action to prevent transfers from the two accounts. A total of 18.5 million units of common stock and common stock purchase warrants were issued in that private placement, of which 17 million shares were issued with the restrictive legend. We have a total capitalization of approximately 52.5 million shares of common stock.

On March 12, 2007, G.A. Ben Binninger submitted his resignation as our Chief Operating Officer effective on Thursday, March 15, 2007. Mr. Binninger will continue as a member of our board of directors.
On March 19, 2007, John M. Philpott was hired as our Vice President and Chief Accounting Officer.
RISK FACTORS
An investment in our common stock is highly speculative and involves a high degree of risk. Investors should carefully consider the risks below before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.
Risks Related to the Contemplated Conduct of our Business
We have had no operating history as a producer of biodiesel or as a producer of equipment systems for the biodiesel industry. Our anticipated results of operation and financial condition are planned and estimated on the basis of our assumptions with respect to our anticipated operations.
We have no operating history in our contemplated biodiesel production business and, to date, have not earned any revenues in connection with that business. We have no experience operating, selling or licensing processing equipment or complete systems to the biodiesel or other fuel industry. We have only recently, in the fourth quarter of 2005, begun to pursue commercial applications for the STT® Reactor in the biodiesel industry. Accordingly, it may be difficult for investors to evaluate our business prospects or our ability to achieve our business objectives. If our efforts do not result in both revenues and profits, we may be forced to cease operations and liquidate, and investors may lose their entire investment.
If we cannot successfully address these risks, our contemplated business and the anticipated results of our contemplated operations and financial condition would suffer.
We have been a development stage company since 1995 and have a history of significant operating losses. We may not ever achieve or maintain profitability.
We have incurred significant operating losses since our inception, and, as of December 31, 2006, we have accumulated a deficit of approximately $23.1 million. We may continue to incur operating losses, depending largely upon the commercial success of our STT® Reactor and STT® Production Units. To date, we have neither sold nor licensed any commercial-scale products. We will need to generate revenues in excess of our expenses to become profitable, and we may be unable to do so. If we do not become profitable, the value of our common stock may decline.
Our operating losses may increase as we continue to incur costs for manufacturing, sales and marketing, research and development and legal and general corporate activities. Whether we achieve and maintain profitability depends in part upon our ability, alone or with others, to successfully complete the development of biodiesel production facilities, to sell biodiesel at a profit, to successfully complete the development of our equipment systems and to sell or license those equipment systems at prices that enable us to generate a profitable return.

We may be required to implement our business plan other than as described herein.
We may find it necessary or advisable to substantially alter or materially change our commercialization activities to respond to changes that occur in the future.
Although core to our business plan is to own and operate biodiesel production plants in the United States for our own account, part of our contemplated business strategy is to license STT® Production Units to others primarily outside the United States. The portion of our contemplated business model that calls for us to license STT® Production Units to others is dependent on the market’s willingness to adopt a new biodiesel production technology. Our STT® Production Unit may never gain acceptance from the biodiesel market, which would put in jeopardy that portion of our business model that relies on licensing STT® Production Units to others. This risk is amplified by the fact that, although we are currently building our first commercial-scale STT® Production Units, we have not completed building our first such unit. None of our products are currently being used to produce biodiesel on a commercial scale.
Should biodiesel producers fail to adopt our STT® Biodiesel Production Units, or should a superior competing technology be developed, it may not be possible to fund our operations as expected. The degree of market acceptance of our STT® Biodiesel Production Units will depend on numerous factors, including the effectiveness of our product and the biodiesel market’s willingness to use a new processing technology.
Our ability to execute our business plan is dependent on the growth and maintenance of substantial demand for biodiesel in the United States. It is impossible to predict what the current demand for biodiesel is since so little of it is currently being produced and all that is being produced is being sold. Accordingly, the failure of a biodiesel market to develop could adversely affect our anticipated results of operations and financial condition.
We have not produced or operated any commercial-scale STT® Reactors or STT® Production Units.
We have designed, built, and licensed two bench-scale STT® Reactors to the specialty chemical and pharmaceutical markets and have designed and built pilot-scale STT® Reactors ranging from 8 to 100 ml capacity. We have also designed and are now building commercial-scale STT® Production Units for producing biodiesel. We have yet to license our first STT® Production Unit or install one in our own biodiesel production plant. We do not know if our commercial-scale STT® Production Unit will produce biodiesel fuel to ASTM standard in the volumes that we anticipate or whether our equipment systems will gain commercial acceptance in the biodiesel industry. Therefore, we are uncertain whether we will be able to sell, license or lease any STT® Biodiesel Production Units to any third parties. If we are unable to produce and operate our equipment systems on a commercial scale and generate biodiesel to ASTM standard, then we may be forced to cease operations or to raise additional capital to further develop our equipment systems. Additional capital may not be available on terms acceptable to us or at all.
We are likely to require additional funding to execute our business plan, and additional funding may not be available. If additional funding is available, it may not be offered to us on terms that are satisfactory to our board of directors.
We anticipate that we will require additional capital in the future to sufficiently fund our operations. We may not be able to obtain additional capital on terms favorable to us or at all. We have consumed substantial amounts of capital to date, and we expect to increase our operating expenses over the coming years as we build our pilot units and first production unit, expand our facilities and infrastructure and prepare for commercialization activities.
Based upon our projected activities, we believe an additional $20 million will be needed in the fourth quarter of 2007 in order to support our current plan’s funding needs. However, if this plan changes, we may require additional financing at an earlier time. Financing may not be available on terms acceptable to us or our investors, and may be available only on terms that would negatively affect the existing stockholders. If adequate funds are not available, we likely will not be successful in executing our business plan as anticipated and, as a result, we may be forced to cease operations and liquidate, in which case investors may not be able to receive any return of their invested capital.

We cannot be certain that additional financing will not be needed beyond our current and projected needs or will be available when required and, if available, that it will be on terms satisfactory to us. Future financings may be dilutive to existing stockholders. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet our funding requirements, this would adversely affect our anticipated results of operations and financial condition
A substantial part of our assumptions regarding our financial advantages in the biodiesel production business are estimates and therefore may not be correct.
We believe that our STT® Production Units will have higher yields and a less per gallon cost than conventional biodiesel production systems. This is based, in part, on what we believe will be favorable facilities construction costs. It also is possible that the costs that we project to construct our planned production facilities may be greater than expected. If this were not to be the case, it would adversely affect the amortization of our capital costs. This in turn would decrease or eliminate certain of our anticipated costs advantages with respect to conventional biodiesel plants.
We believe that the per gallon cost of producing biodiesel will be less than petrodiesel based primarily on the cost of feedstock and raw materials used in making biodiesel. We have relied on historical costs for process inputs, such as feedstocks and other materials used in the production process. These historical costs may not remain at or below the levels that we project through 2008, which is the time at which we expect that our facilities will begin to produce biodiesel. If the costs of these inputs increase, then the costs advantages that we anticipate may not be present, and we may not be able to achieve our expected profits or any profits at all.
Moreover, in comparing the projected market price of biodiesel to the price of petrodiesel, we have estimated that the producer price for B100 when we project that our plants will first come on line will be $3.00 per gallon. The average producer price of B100 diesel across 52 major metropolitan areas in the United States during the week ending March 22, 2007 was $3.12 per gallon. It is possible that this price range will not remain the relevant price range for biodiesel until 2008. It is possible that potential oversupply conditions may adversely affect the price level or that demand for biodiesel may not be as strong as forecasted. If the wholesale price for biodiesel does not remain at a level that permits us to generate revenues in excess of our costs, after taking into account tax incentives and credits, then we may not become or remain profitable, in which case we might be forced to cease operations and liquidate.
Our ability to execute our business plan depends on conditions the satisfaction of which is not under our control.
Our ability to successfully execute our business plan depends on the satisfaction of several conditions, including:
•
obtaining all required permits, consents and regulatory approvals from government agencies and other third parties for our anticipated construction and operation of owned biodiesel production plants and related facilities, as well as for the future operation of those facilities;

•	successfully commercializing the STT® Reactor technology for biodiesel;
•	arranging reasonably priced insurance to cover operating risks and other adverse outcomes which could impair the business; and
•	market conditions for fuels that make biodiesel a competitively priced product.
Since we have yet to begin full operation as a biodiesel business, there is no certainty that we will be able to achieve satisfaction of any or all of the above conditions. If we fail to do so, we may be forced to cease operations and to liquidate, in which case investors may not be able to receive any return of their invested capital.

We are dependent upon our officers for management and direction, and the loss of any of these persons could adversely affect our anticipated results of operations and financial condition.
We are dependent upon our officers for implementation of our business plan. Our key officers include Joel Balbien, our President and Chief Executive Officer, Philip Lichtenberger, our Senior Vice President and Chief Financial Officer, and Alan McGrevy, our Vice President of Engineering. The loss of any of these officers could have a material adverse effect upon the anticipated results of our contemplated operations and financial condition and would likely delay or prevent the achievement of our contemplated business objectives. We do not maintain “key person” life insurance for any of our officers.
We may be unable to effectively manage our growth.
Our strategy envisions expanding our business beyond our status as a development stage company. We anticipate significant expansion in our manpower, facilities and infrastructure in the future and expect that greater expansion will be necessary to address potential growth in our customer base and market opportunities. To manage the expected growth of our operations and personnel, we will need to improve our transaction processing, operational and financial systems, procedures and controls. The current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We may be unable to hire, train, retain and manage required personnel or to identify and take advantage of existing and potential strategic relationships and market opportunities.
If we fail to effectively manage our growth, our anticipated results of operation and financial condition could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes, and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure that if we do expand our business that we will be able to:
•	meet our capital needs;
•	expand our systems effectively, efficiently or in a timely manner;
•	allocate our human resources optimally;
•	identify and hire qualified employees or retain valued employees; or
•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.
We may be unable to attract and retain key personnel.
Our development and success is dependent upon our management’s ability to effectuate our transition into a biodiesel technology-development and production company. Our anticipated product development and manufacturing efforts capability will require additional management not yet part of us. There is intense competition for qualified management, research, development and manufacturing personnel in the chemical, engineering and biofuels fields. Therefore, we may not be successful in attracting and retaining the qualified personnel necessary to develop our business.
New technologies could render our biodiesel production system obsolete.
The development and implementation of new technologies may result in a significant reduction in the costs of biodiesel production. For instance, any technological advances in catalysis and/or large scale micro-channel reactor systems could have an adverse effect on our contemplated business. We cannot predict whether new technologies may become available, the rate of acceptance of new technologies by competitors or the costs associated with new technologies. In addition, advances in the development of alternatives to biodiesel could significantly reduce demand for or eliminate the need for biodiesel.

Any advances in technology that require significant capital expenditures to remain competitive or that reduce demand or prices for biodiesel could adversely affect our anticipated results of operations and financial condition.
Strategic relationships with feedstock suppliers, fabricators, building contractors, equipment suppliers and other unrelated third parties on which we rely are subject to change.
Our ability to develop our business will depend on our ability to identify feedstock suppliers, construction contractors, equipment fabricators and customers and to enter into suitable commercial arrangements with those suppliers, contractors, fabricators and customers. Our success in this area will also depend on our ability to select and evaluate suitable projects, as well as to consummate transactions in a highly competitive environment.
The demand for construction and contract manufacturing companies that are qualified to build biodiesel production plants and equipment has increased. Some companies report that their construction backlogs are as many as four years. We do not have the capability in-house to construct and fabricate our own biodiesel production plant and equipment and we intend to rely on strategic relationships with third-party construction and fabrication companies, some of which we have not yet developed. Furthermore, the recent growth in biodiesel plant construction has caused a backlog on certain specialized equipment. One example of such specialized equipment is centrifuges, for which there is a reported backlog of six months for some models. The failure to secure agreements with construction companies and/or for the requisition of such specialized equipment may adversely affect our anticipated results of operations and financial condition.
To develop our business, we plan to use the business relationships of our management to form strategic relationships. These relationships may take the form of joint ventures with other private parties or local government bodies, contractual arrangements with other companies, including those that supply feedstock that we will use in our business, or minority investments from third parties. We may not be able to establish these strategic relationships, or, if established, we may not be able to maintain these relationships, particularly if members of the management team leave us. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake to fulfill our obligations to these partners or maintain these relationships. If we do not successfully establish or maintain strategic relationships, we may not be able to achieve our business goals and that could adversely affect our anticipated results of operations and financial condition.
Our anticipated production, sale and distribution of biodiesel are dependent on the sufficiency of necessary infrastructure, which may not be put into place on a timely basis, if at all. In this case, our anticipated results of operations and financial condition would be adversely affected by these infrastructure disruptions.
Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	adequate rail capacity, including sufficient numbers of dedicated tanker cars;
•	sufficient storage facilities for feedstock and biodiesel;
•	increases in truck fleets capable of transporting biodiesel within localized markets; and
•	expansion of blending facilities and pipelines to handle biodiesel.
Substantial investments required for these infrastructure changes and expansions may not be made or may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand and/or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our anticipated results of operations or financial condition. Our business is dependent on the continuing availability of infrastructure, and any infrastructure disruptions could adversely affect our anticipated results of operations and financial condition.

We may be unable to locate suitable properties and obtain the development rights needed to build and expand our business, in which case we will not be able to produce our anticipated results of operations and financial condition.
Our business plan focuses in part on designing, building and operating biodiesel production plants for our own account within existing liquids-handling terminals adjacent to river, lake and seaports. Our ability to secure suitable plant locations could create unanticipated costs and delays in implementing our business plan. If we are not successful in identifying and obtaining development rights on suitable properties for building and operating biodiesel production plants, our future prospects for profitability will likely be substantially limited, and adversely affect our anticipated results of operations and financial condition.
We may be adversely affected by environmental, health and safety laws, regulations and requirements, any of which could require us to pay or satisfy costs or incur expenses substantially in excess of our business plan.
As we pursue our business plan, we will become subject to various federal, state, local and foreign environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. The cost of compliance with environmental, health and safety laws could be significant. A violation of these laws, regulations and/or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns, as well as civil liabilities to affected property owners. In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures.
The hazards and risks associated with producing and transporting biodiesel, in particular due to the presence of methanol (such as fires, natural disasters, explosions and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we intend to maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on the anticipated results of our contemplated operations and financial condition.
Our anticipated results of operation and financial condition will suffer if we cannot obtain or maintain governmental permits or licenses that are necessary for the operation of our biodiesel production units by us or by our anticipated licensees.
Our pilot plant and biodiesel production facilities operations will require licenses and permits from various governmental authorities. We believe that we will be able to obtain all necessary licenses and permits to carry on the activities that we contemplate. However, our ability to obtain, sustain or renew such licenses and permits will be continued in compliance with subject to regulations and policies of applicable governmental authorities which are subject to change. Our inability to obtain, loss or denial of extension as to any of these licenses or permits may have a material adverse effect on our anticipated results from operations and financial condition.
Our success will depend in part on our ability to obtain and maintain protection of our intellectual property.
Our success, competitive position and future revenues will depend in large part on our ability, to obtain, secure and defend patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing on the proprietary rights of third parties. Our interest in these rights is complex and uncertain.
We hold five issued patents (plus one pending application for U.S. patents) on our STT® technology for biodiesel production in the United States and internationally. These issued patents expire between 2011 and 2023. We will also seek to obtain additional patents that we believe may be required to commercialize our products, technologies and methods. We also have patent applications pending in several foreign jurisdictions. We anticipate filing additional patent applications both in the United States and in other countries, as appropriate. However, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;
•	if and when patents will issue;
•	if our issued patents will be valid or enforceable;
•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or
•	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.
Even issued patents may later be found unenforceable, or be restricted or invalidated in proceedings instituted by third parties before various patent offices and courts. Changes in either the patent laws or in the interpretation of patent laws in the United States and other countries may diminish the value of our intellectual property. We are therefore unable to predict the scope of any patent claims in our or in third-party patents that may be issued or may be enforceable.
Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.
It is also possible that our technologies may infringe on patents or other intellectual property rights of others. A dispute regarding the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be costly and result in delays in our commercialization activities. Our success depends, in part, on our ability to operate without infringing on or misappropriating the property rights of others.
Any legal action claiming damages or seeking to enjoin commercial activities relating to the affected products, methods, and processes could require us to obtain a license to continue to use, manufacture or market the affected products, methods or processes, which may not be available on commercially reasonable terms, if at all, or could prevent us from making, using or selling the subject matter claimed in patents held by others and subject us to potential liability damages or could consume a substantial portion of our managerial and financial resources whether we win or lose.
Risks Related to our Participation in the Biodiesel Industry
Increases in the construction of biodiesel production plants may cause excess biodiesel production capacity in the market. Excess capacity may adversely affect the price at which we are able to sell the biodiesel that we produce and may also adversely affect our anticipated results of operation and financial condition.
In 2006, only 200 million gallons of biodiesel were produced in the United States. There is a reported 864 MMgpy of biodiesel production capacity in the United States, with another 1.7 billion gallons per year under construction (for a total of 2,564 MMgpy).
With such an increase in biodiesel production capacity in the United States, compared to historical production levels, there is risk that there will be a significant amount of excess biodiesel production capacity, thereby resulting in significant price competition and the closure of less competitive facilities. Although this existing and pending capacity growth is very large compared to historical production levels, we believe that the market will purchase as much biodiesel as is available, so long as the prices for biodiesel (net of the impact of tax credits and other similar incentives) are competitive with those of petrodiesel.

Our anticipated results of operations, financial condition and business outlook will be highly dependent on commodity prices and the availability of supplies, both of which are subject to significant volatility and uncertainty.
Our operating results will be substantially dependent on commodity prices, especially prices for biodiesel and petroleum diesel, as well as feedstock, equipment and materials used in the construction and operation of our biodiesel production plants. As a result of the volatility of the prices and the scarcity of these items, our results may fluctuate substantially, and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although we may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply biodiesel or purchase feedstock or other items or by engaging in transactions involving exchange-traded futures contracts, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time, and these activities also involve substantial risks.
The price of feedstock is influenced by market demand, weather conditions, animal processing and rendering plant decisions, and factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. The principal feedstocks for biodiesel currently are soybean oil and palm oil. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of feedstock is difficult to predict.
Any event that tends to negatively affect the supply of feedstock, such as increased demand, adverse weather or crop disease, could increase feedstock prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in physically sourcing feedstock on economical terms due to supply shortages. Such a shortage could require us to suspend operations until feedstock is available at economical terms, which would have a material adverse effect on our business, anticipated results of operations and financial condition. The price we pay for feedstock at a facility could increase if an additional multi-feedstock biodiesel production plant is built in the same general vicinity or if alternative uses are found for lower cost feedstock.
Biodiesel fuel is a commodity whose price is determined based in part on the price of petroleum diesel, world demand, supply and other factors, all of which are beyond our control. World prices for biodiesel fuel have fluctuated widely in recent years. We expect that prices will continue to fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return on our investment in biodiesel production plants and our general financial condition. Price fluctuations for biodiesel fuel may also impact the investment market and our ability to raise investor capital. Although market prices for biodiesel fuel rose to near-record levels during 2005, there is no assurance that these prices will remain at current levels. Future decreases in the prices of biodiesel or petroleum diesel fuel may have a material adverse effect on our financial condition and anticipated results of operations.
Both supply and demand in the United States biodiesel industry are highly dependent upon federal and state legislation.
The production of biodiesel is made significantly more competitive by federal and state tax incentives. The federal excise tax incentive program for biodiesel was originally enacted as part of the JOBS Act but is scheduled to expire on December 31, 2008. This program provides blenders, generally distributors, with a one cent tax credit for each percentage point of virgin vegetable oil-derived biodiesel blended with petroleum diesel. For example, distributors that blend virgin soybean-derived biodiesel with petroleum diesel into a B20 blend biodiesel would receive a 20 cent per gallon excise tax credit. The program also provides blenders of recycled oils, such as yellow grease from restaurants, with a one-half cent tax credit for each percentage point of recycled oil-derived biodiesel blended with petroleum diesel. For example, distributors that blend recycled oil-derived biodiesel with petroleum diesel into a B20 blend biodiesel would receive a 10 cent per gallon excise tax credit. In addition, approximately 31 states provide mandates, programs and other incentives to increase biodiesel production and use, such as mandates for fleet use or for overall use within the state, tax credits, financial grants, tax deductions, financial assistance, tax exemptions and fuel rebate programs. These incentives are meant to lower the end-users’ cost of biodiesel in comparison to petroleum diesel. The elimination or significant reduction in the federal excise tax incentive program or state incentive programs benefiting biodiesel could adversely affect our anticipated results of operations and financial condition.

Reductions in support of biodiesel from government, consumer or special interest groups could adversely impact our business plan and our anticipated results of operation and financial condition.
Federal and state governments in the United States and governments abroad have implemented incentives and mandates in support of biodiesel. Similarly, there has been support from consumers and special interest groups, such as agricultural and environmental groups. Support has even come from the petroleum industry itself, such as BP’s (formerly known as British Petroleum) “beyond petroleum” marketing campaign, and the automobile industry, such as General Motors’ “live green, go yellow” flex-fuel ethanol marketing campaign. The loss of these incentives, including the failure to renew incentives that terminate, could adversely affect our anticipated results of operations and financial condition.
We may be unable to effectively compete in the biodiesel industry.
In many instances, our competitors and potential competitors have, or will have, substantially greater financial, technical, research, and other resources and larger, more established marketing, sales, distribution, and service organizations than we have. Moreover, competitors may have longer operating histories and greater credit worthiness (i.e., in competing for feedstock) than we have, and competitors may offer discounts as a competitive tactic. Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete. Also, we may not have the financial resources, technical expertise, or marketing, distribution, or support capabilities to compete successfully in the future.
We anticipate that competition for the licensing of biodiesel reactors will come primarily from companies that offer competing novel biodiesel production technologies. To compete effectively in licensing biodiesel production technology, we will need to demonstrate the advantages of our STT® Reactor over well-established, traditional chemical reactors, as well as novel technologies and systems. We will also experience competition from other producers of biodiesel.
Our ability to succeed as a biodiesel production company will depend, to a large extent, on our ability to compete for, and obtain, feedstock, obtaining suitable properties for constructing biodiesel production plants and sales of biodiesel and related products. Competition will likely increase as energy prices on the commodities market, including biodiesel and petrodiesel, rise as they have in recent years. This increased competition may also have an adverse impact on our ability to obtain additional capital from investors.
A substantial reduction in crude petroleum oil prices could have an adverse impact on our contemplated business plan by making biodiesel fuel relatively more expensive compared to petrodiesel. Were such a reduction to occur, it would likely adversely affect our anticipated results of operation and financial condition.
With the current elevated prices compared to historical prices of crude petroleum oil, and by extension, petrodiesel, biodiesel can be produced for a cost that is economically practical when compared to the cost to produce petrodiesel. However, if the price of crude petroleum oil should drop substantially, this could have a material adverse effect on the entire biodiesel industry and us.
Risks Related to Investment in our Common Stock
The public market for our common stock is volatile.
Our common stock is currently quoted for trading on the OTC Bulletin Board and since the closing of our private placement offering in January 2007 the trading price has been volatile. An active public market for the common stock may not be sustained. The offering price of our securities in our January 2007 private placement offering is not indicative of future market prices for our securities.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:
•	actual or anticipated variations in operating results;
•	the limited number of holders of the common stock, and the limited liquidity available through the OTC Bulletin Board;
•	changes in financial estimates by securities analysts;
•	changes in the economic performance and/or market valuations of other energy companies;
•	the timing and type of financing and related dilution impact on the stockholders;
•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	sales or other transactions involving our capital stock;
•	changes in the market for biodiesel fuel commodities or the capital markets generally, or both;
•	changes in the availability of feedstock on commercially economic terms;
•	changes in the demand for biodiesel fuel, including changes resulting from the expansion of other alternative fuels;
•	changes in the social, political and/or legal climate;
•	announcements of technological innovations or new products available to the biodiesel production industry; and/or
•	announcements by relevant domestic and foreign government agencies related to incentives for alternative energy development programs.
We may not be able to attract the attention of major brokerage firms.
Because we have not yet actively commenced business, or because we became public through a “reverse merger,” security analysts of major brokerage firms may not provide coverage of us. Moreover, brokerage firms may not desire to provide financial advisory services or to conduct secondary offerings on our behalf in the future.
Our common stock may be considered “a penny stock” and may be difficult to sell.
The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect the ability of investors to sell their shares. In addition, since the common stock is currently traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

A significant number of our shares will be eligible for sale, and their sale could depress the market price of our common stock.
Sales of a significant number of shares of our common stock in the public market following the effectiveness of the registration statement respecting the securities issued in the January 2007 private placement offering could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market, the supply of common stock will increase, which could decrease the price of our common stock. Some or all of the shares of common stock not being registered on the registration statement, may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market shares of common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate after they have been held for two years. Substantially all of the former shareholders of Kreido Labs have entered into lock-up agreements pursuant to which they have agree to not sell the company shares issued to them in the Merger for a period of 12 months following the merger date of January 12, 2007.
Further, the Registration Rights Agreement mandates that if we fail to have the Form SB-2 declared effective by the SEC by June 14, 2007, we will have to pay each purchaser of Units such number of Units as liquidated damages equal to five percent of the number of Units held by such purchaser. The total liquidated damages will be ten percent if the Form SB-2 is not declared effective by July 14, 2007 and fifteen percent if the Form SB-2 is not declared effective by August 13, 2007. We will have to pay similar liquidated damages should (i) sales of shares of common stock be unable to be made by purchasers of Units after the effective date of the Form SB-2 under certain circumstances or (ii) if our common stock is not listed or included for quotation on an Approved Market or the trading of our common stock is suspended or halted on an Approved Market for more than two full, consecutive trading days with certain exceptions excusing such events. The issuance of these additional Units will dilute the percentage ownership of our other stockholders and the sale of these additional shares may depress the market price of our common stock.
Investors should not anticipate receiving cash dividends on our common stock.
We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.
We may not be able to continue as a going concern.
Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. We have included an explanatory paragraph in Note 3 of our financial statements, to the effect that our significant losses from operations and our dependence on equity financing raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.
Our operations must begin to provide sufficient revenues to improve our working capital position. Additionally, we will require additional capital to construct our planned biodiesel facilities. If we are unable to raise additional capital we may not be able to continue as a going concern.
Item 2. PROPERTY
Our executive offices are located at 1140 Avenida Acaso, Camarillo, CA 93012 and our phone number is (805) 389-3499. Our executive offices total approximately 7,260 square feet. We currently lease such facilities for $4,525 per month, which lease ends in August 2007.
We also lease 1115 Avenida Acaso, Camarillo, CA 93012, which is approximately 2,800 square feet and which we use primarily for storage. We currently lease such facilities for $2,106 per month, which lease ends in November, 2007.
Item 3. LEGAL PROCEEDINGS
From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Merger pursuant to which we acquired Kreido Labs was authorized by written consent of our shareholders dated November 2, 2006.
By written consent of our shareholders dated November 2, 2006, our shareholders approved the 2006 Equity Incentive Plan.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol “KRBF.” While our shares of common stock have been quoted for trading on the OTC Bulletin Board since July 2006, the first trade of our common stock did not take place until November 2006. Since the first trade of our common stock, the closing high bid for a share of our common stock has been $5.00 and the closing low bid has been $0.444. On March 15, 2007, the closing price of our common stock on the OTC Bulletin Board was $1.26.
Our common stock is issued in registered form. Transfer Online, Inc. 317 SW Alder Street, 2nd Floor, Portland, Oregon 97204, www.transferonline.com (Telephone: (503) 227-2950; Facsimile: (503) 227-6874 is the registrar and transfer agent for our common stock.
Holders
On March 15, 2007, the stockholders’ list of our common stock showed 10,231,483 registered stockholders and 52,532,202 shares outstanding. On March 15, 2007, the last reported sale price of our common stock on the National Association of Securities Dealers OTC Bulletin Board was $1.26 per share.
Dividends
There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:
•	we would not be able to pay our debts as they become due in the usual course of business; or
•
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.
Equity Compensation Plan Information
As of the end of fiscal year 2006, we had the following securities authorized for issuance under the 2006 Equity Compensation Plan and the adopted 1997 Stock Compensation Program of Kreido Labs:

			Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,205,384	$1.35	2,644,616
Equity compensation plans not approved by security holders(2)	1,164,983	$0.40	—(3)

Total	2,370,367	$0.88	2,644,616

(1)
Includes options granted under our 2006 Equity Incentive Plan. On January 12, 2007, our board of directors granted options to acquire 1,205,384 shares of common stock to Dr. Balbien, our President and Chief Executive Officer.

(2)
1,164,983 shares of common stock are issuable upon exercise of outstanding options associated with the 1997 Stock Compensation Program of Kreido Labs, which we adopted at the closing of the Merger. These options are exercisable for shares of our common stock.

(3)
As of the January 12, 2007, the 1997 Stock Compensation Program of Kreido Labs was frozen and no additional securities are available for future issuance under the 1997 Stock Compensation Program. Following the consummation of the Merger, all awards granted under the 1997 Stock Compensation Program are exercisable for shares of our common stock, on an as converted basis at the same ratio at which Kreido Labs’ common stock converted into our common stock pursuant to the Merger.

On November 2, 2006, our board of directors and stockholders approved and adopted our 2006 Equity Compensation Plan. The 2006 Equity Compensation Plan provides for grants of incentive stock options and nonqualified stock options, restricted stock awards, stock appreciation rights and performance stock grants. Under the 2006 Equity Incentive Plan, equity awards may be granted from time to time for an aggregate of no more than 3,850,000 shares of our common stock as determined by our board of directors.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
The following discussion should be read in conjunction with our financial statements included elsewhere in this Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.
In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates”, “believes”, “estimates”, “expects”, “hopes”, “targets”, “should”, “will”, “will likely result”, “forecast”, “outlook”, “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied in the forward-looking statements.
Background
As the result of the Merger, the Split-Off and the change in our business and operations from a day spa and salon services company to a technology company focusing on the production of biofuel, a discussion of the past financial results of our Company is not pertinent and our financial results as consolidated with Kreido Labs, the accounting acquirer, are presented here. Thus, the discussion of our financial results addresses only Kreido Labs.
Kreido Labs is a corporation founded to develop proprietary technology for building micro-composite materials for electronic applications. In 1995, Kreido Labs began to develop the technology used in the design and assembly of our STT® Reactor. Kreido Labs thereafter sought to develop the technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the pharmaceutical and special chemical industries. We designed and developed the STT® Reactor which incorporates our proprietary “spinning tube-in-tube” design configuration to improve the speed and yield of chemical reactions. One of the EPA’s largest laboratories has been using our STT® Reactor-based technology since 2004 to develop and evaluate new chemical processes and develop and optimize protocols for use of the STT® Reactor by public and private entities. Beginning in the last quarter of 2005, Kreido Labs began to evaluate the advantages of the STT® Reactor specifically for the production of biodiesel. In the first quarter of 2006, Kreido Labs elected to focus exclusively on the biodiesel industry and began to prepare and execute our current business plan.
Plan of Operations
We plan to commercialize our proprietary equipment system for biodiesel production on an industrial scale and to become one of the leading providers of biodiesel in the United States and elsewhere. We expect to execute our business plan by generating revenues from multiple sources; 1) by building and operating our own STT® Reactor-based Biodiesel Production Units with an anticipated biodiesel production capacity of approximately 100 MMgpy by the end of 2008; 2) licensing our STT® Reactor-based technology to others which may require one of our production units to be in operation, and 3) in the longer term, by investing in businesses that will develop or use our STT® Reactor-based technology for production of biofuels.
To date, we have accomplished the development and production of our STT® Reactor internally and the development of the STT® Production Unit by outsourcing to a professional engineering firm and a manufacturer of engineered packaged systems. Our engineering partner is R.C. Costello & Assoc. Inc. of Redondo Beach, California. This firm provides engineering design and improvements for chemical plants, natural gas plants and refineries, with an emphasis on process intensification. The firm has 11 years’ experience in reaction engineering, distillation and process safety.
Our manufacturing partner is Certified Technical Services L.P. of Pasadena, Texas. This firm has been a heavy industrial contractor and manufacturer of engineered packaged systems for 20 years.

We plan to directly market and distribute the biodiesel that we produce in our owned and operated facilities to diesel blenders and other distributors of diesel products. We plan to use diversified feedstock in our plants.
We anticipate that we will execute our business strategy with the following actions:
•	place one, possibly two, pilot STT® Reactors in the field, producing ASTM-quality biodiesel;
•	hire additional construction project management, manufacturing, production plant operations, sales, marketing and business development personnel;
•	construct at least one of our three owned production plants equipped with STT® Production Units; and
•	enter into discussion with parties interested in licensing the STT® Production Units for both domestic and international biodiesel production.
We are developing three biodiesel production plants, each of which will employ our STT® Production Units. The development of the biodiesel production plants will require significant expenditures on equipment and materials and we expect to use a majority of the proceeds of the January 2007 private placement in the construction of the pilot and operational plants. As feedstock and biodiesel prices change or as the demand for superior biodiesel production technology increases, we may determine that it is in our best interest to sell or license our STT® Production Units in the near term in lieu of building our second and third plants as soon as we currently plan. We believe that our STT® Production Unit technologies will provide us with price, efficiency and safety advantages when compared to other persons developing conventional biodiesel plants. In the execution of our business plan, we anticipate that we will increase our number of employees in the next 12 months to approximately 85 employees.
The three plants under development are expected to be located in:
•	Chicago, Illinois.
•	Burns Harbor, Indiana.
•	Wilmington, North Carolina.
We believe that we can satisfy our cash requirements for at least the next 9 months.
Results of Operations for fiscal year ended December 31, 2006
Operating Expenses
Loss from operations for fiscal year 2006 was $2.6 million, resulting from $1.5 million of research and development expenses and $1.0 million of general and administrative expenses.
Other Income (Expense)
Other income (expense) for fiscal year 2006 was ($676,000), comprised principally of interest expense of $828,000 offset by other income of $149,000.
Net Loss
Net loss for fiscal year 2006 was $3.3 million, equivalent to a loss of $2.40 per common share.

Comparison of Years ended December 31, 2006 and 2005
Operating Expenses
Operating expenses in fiscal 2006 decreased compared to the amount for the year ended December 31, 2005. Research and development expense in fiscal 2006 decreased by approximately $400,000, or 21%, compared to $1.9 million in fiscal 2005. The decrease related to the commencement of the shift of production away from research and development and into design of our commercial STT reactor for biodiesel production which resulted in a reduction in shop and personnel costs in 2006. General and administrative costs increased to $1.0 million in fiscal 2006 from $630,000 in fiscal 2005. The increase was related to legal fees and consulting costs related to the preparation of the Merger. Additionally, the loss on sale of property and equipment and loss from retirement of assets was attributed to equipment and patents that were no longer relevant to our business. We expect operating costs to increase over the next few years as production activities increase and as we continue to grow and add personnel. Additionally, the company became a public entity in January 2007 and will incur additional costs associated with the requirements of operating as a public reporting entity.
Other Income (Expense)
Other income (expense) for fiscal year 2006 increased by ($323,000), or 92%, when compared to other income (expense) in fiscal year 2005 of ($353,000). In each of fiscal year 2006 and fiscal year 2005, other expense was comprised principally of interest expense of ($828,000) and ($534,000), and in each case offset by other income of $149,000 and $178,000, respectively. We expect interest expense to decrease in 2007 due to the conversion and retirement of debt in January 2007.
Net Loss
Net loss for the fiscal year ended December 31, 2006 was $3.3 million, or less than 3%, of the net loss of $3.2 million for the year ended December 31, 2005. There were no net sales or gross profit for the years ended December 31, 2005. We expect to incur net losses for the next couple of years as we continue to develop our STT® Production Units.
Liquidity and Capital Resources
Net cash used by operating activities for the fiscal year ended December 31, 2006 was $2.0 million.
Net cash used by investing activities for the fiscal year ended December 31, 2006 was $211,000.
Net cash provided by financing activities for fiscal year 2006 was $1.3 million consisting of long-term debt and bridge note financing. The cash inflow for the year ended December 31, 2005 primarily resulted from the issuance of short-term and long-term debt.
Concurrently with the closing on January 12, 2007 of the Merger of Acquisition Sub and Kreido Labs, which was treated as a recapitalization of our company for accounting purposes, we consummated a private offering of 18,518,519 units of our securities at a purchase price of $1.35 per Unit. Each Unit consisted of one share of our common stock and a warrant to acquire one share of our common stock at an exercise price of $1.85 per share. The warrants are exercisable for a period of five years from January 12, 2007. The private placement of the Units resulted in our receiving from the gross proceeds of $25 million, net proceeds of $23.9 million. We anticipate that the net proceeds of the private placement offering of the Units will enable us to carry out our current operating plan to the fourth quarter of fiscal year 2007. Based upon our projected activities, we believe that an additional $20 million in financing will be sufficient to support our current operating plan. However, if our operating plan changes, we may require additional financing at an earlier time. Financing may not be available on terms acceptable to us or our investors, and may be available only on terms that would negatively affect existing stockholders. If adequate funds are not available, we may not be successful in executing our operating plan as anticipated.
In connection with the Merger, all of the issued and outstanding convertible notes payable by our company were either converted into shares of common stock or repaid in full and all of the shares of preferred stock issued and outstanding were converted into shares of common stock. In addition, approximately 94% of the common stock purchase warrants issued and outstanding were exercised for shares of our company’s common stock on a net issue basis. The following pro forma balance sheet gives effect to the Merger and related transactions:

KREIDO BIOFUELS, INC. AND SUBSIDIARY
PRO FORMA CONSOLIDATED BALANCE SHEET

	Kreido	Kreido Biofuels, Inc.				Pro forma
	Laboratories	(formerly Gemwood		Pro forma		Consolidated
	December 31,	Productions, Inc.)		Consolidating		December 31,
	2006 (audited)	December 31, 2006 (unaudited)		Entry (unaudited)		2006 (unaudited)
ASSETS
Current Assets
Cash	$59,000	$—		$23,300,000	(6)	$23,359,000
Accounts Receivable	—	—		—		—

Total Current Assets	59,000	—		23,300,000		23,359,000
Furniture & equipment		—		—		—
Fixed assets	322,000	—		—		322,000
Intangible assets — patents	788,000	—		—		788,000
Other assets	21,000	—		—		21,000

TOTAL ASSETS	$1,190,000	$—		$23,300,000		$24,490,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Convertible notes payable	$5,637,000	$—		$(5,637,000	)(1)	$—
Current portion of capital leases	50,000	—		—		50,000
Accounts payable	346,000	—		—		346,000
Advances payable	951,000	—		—		951,000

Total Current Liabilities	6,984,000	—		(5,637,000)		1,347,000
Capital leases less current portion	66,000					66,000

TOTAL LIABILITIES	7,050,000	—		(5,637,000)		1,413,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A1 convertible preferred stock, no par value. Authorized 549,474 shares; issued and outstanding 549,474	3,628,000	—		(3,628,000	)(2)	—
Series B1 convertible preferred stock, no par value. Authorized 13,783,783 shares; issued and outstanding 10,011,355 shares	10,011,000	—		(10,011,000	)(3)	—
Common Stock , no par value. Authorized 150,000,000 shares; issued and outstanding 720,501	103,000	—		(103,000	)(4)	—
Restricted common stock, no par value; issued and outstanding 641,786 shares	64,000	—		(64,000	)(5)	—
Common Stock $0.001 par value; 150,000,000 shares authorized; issued and outstanding 52,532,202 shares		3,000	(7)	27,000	(5)
				22,000	(6)	52,000
Warrant valuation	—	—		9,272,000	(9)	9,272,000
Additional paid in capital	3,469,000	44,000	(7)	18,733,000	(5)
				14,689,000	(6)	36,935,000
Accumulated deficit	(23,126,000)	(47,000)		—		(23,173,000)
Deferred compensation	(9,000)	—		—		(9,000)

TOTAL STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)	(5,860,000)	—		28,937,000		23,077,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL)	$1,190,000	$—		$23,300,000		$24,490,000

(1)	Conversion of notes payable into 10,224,177 shares of Kreido Biofuels, Inc. common stock.

(2)	Conversion of Series A1 Preferred Stock into 619,946 shares of Kreido Biofuels, Inc. common stock.

(3)	Conversion of Series B1 Preferred Stock and certain warrants into 11,770,584 shares of Kreido Biofuels, Inc. common stock and warrants to purchase 294,530 shares of Kreido Biofuels, Inc. common stock.

(4)
Exchange of common stock, restricted common stock and certain warrants for 2,648,976 shares of Kreido Biofuels, Inc. common stock and warrants to purchase 276,804 shares of Kreido Biofuels, Inc. common stock.

(5)	Issuance of 25,263,683 shares of Kreido Biofuels, Inc. common stock for all outstanding common stock of Kreido Laboratories.

(6)
Issuance of 18,518,519 shares of Kreido Biofuels, Inc. Common Stock as part of the $25 million private placement offering. The allocation of the proceeds of $25 million, net of approximately $1.6 million in financing costs and $123,000 in paid Bridge notes.

(7)	8,750,000 shares of Kreido Biofuels, Inc. common stock retained by existing shareholders of Kreido Biofuels, Inc. as part of the merger.

KREIDO BIOFUELS, INC.
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
For the three month period ended December 31, 2006

			Pro forma
	Kreido	Kreido Biofuels, Inc.	Consolidating	Pro forma
	Laboratories	(formerly Gemwood)	Entry	Consolidated
	(Audited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross Profit	—	—	—	—
OPERATING EXPENSES
Research and development	1,520,000	—	—	1,586,000
Administrative expenses	1,004,000	17,000	—	1,021,000
Loss on sale of property and equipment	24,000	—	—	24,000
Loss on retirement of assets	43,000	—	—	43,000

Loss from operations	(2,591,000)	(17,000)	—	(2,608,000)
OTHER INCOME (EXPENSES)
Interest expense	(828,000)	—	—	(828,000)
Interest income	3,000	—	—	3,000
Other income	149,000	—	—	149,000
Total other income (expense)	(676,000)	—	—	(676,000)

Loss before income taxes	(3,267,000)	—	—	(3,284,000)
Income tax expense	(1,000)	—	—	(1,000)

NET LOSS FOR THE PERIOD	$(3,268,000)	$(17,000)	$—	$(3,285,000)

BASIC AND DILUTED LOSS PER SHARE	$(2.40)			$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,362,287			52,532,202 (1)

(1)	Shares used in the computation of wtd average shares outstanding consist, of the following:

Stockholders	Share amount
Kreido Biofuels, Inc. existing shareholders	8,750,000
Kreido Labs converted note holders	10,224,177
Kreido Labs Series A1 Preferred Stock	619,946
Kreido Labs Series B1 Preferred Stock	11,770,584
Kreido Labs Common Stockholders	2,648,976
Common Stock pursuant to Kreido Biofuels, Inc.'s private placement offering	18,518,519

Total Common Stock outstanding	52,532,202

Related Party Transactions
During 2006 and 2005, G.A. Ben Binninger, a director of our company was engaged as a consultant for Kreido Labs for which services he was paid $72,000 and $40,000, respectively. As a consultant, Mr. Binninger assisted in the development of specialty chemical opportunities for Kreido Labs.
During 2006 and 2005, law firms, of which a member was a director of Kreido Labs, were paid $7,000 and $54,000, respectively, for legal services performed on behalf of Kreido Labs.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
Revenue Recognition
Our revenues are expected to be derived from licensing its patented processes, leasing its patented equipment to carry out the licensed processes, providing on-going technical support and know-how, and in the future, the sale of biodiesel. Revenues from product sales will be recorded upon shipment. Revenues from technology licensing will be, based upon the nature of the licensing agreement, recorded upon billing due date established by contractual agreement with the customer or over the term of the agreement. For sales arrangements with multiple elements, we will allocate the undelivered elements based on the price charged when an element is sold separately. Through the end of 2006, we have recognized no significant commercial or licensing revenue. It is anticipated that once we have built and begins operating the commercial biodiesel production plants, the majority of revenue will be based upon the sale of biodiesel to distributors.
Research and Development
Research and development costs related to the design, development, demonstration, and testing of reactor technology are charged to operations as incurred.
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.
Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods covered by the financial statements and accompanying notes. Actual results could differ from those estimates.
Depreciation and Amortization
The provision of depreciation of property and equipment is calculated on a straight-line method over the estimated useful lives of the related assets, generally ranging from five to seven years. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the lease term.

Patents
Capitalized patent costs consist of direct costs associated with obtaining patents. Patent costs are amortized on a straight-line basis over 15 years, which is the expected life beginning in the month that the patent is issued. Patent costs are capitalized beginning with the filing of the patent application.
Impairment of Long-Lived Assets
We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. No assets were determined to be impaired in 2006 or 2005.
Income Taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Stock-Based Compensation
Prior to January 1, 2006, we accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosures.” Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the intrinsic value method, we recognized stock-based compensation common stock on the date of grant.
Effective January 1, 2006, we adopted SFAS 123(R) “Share Based Payment” using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under SFAS 123(R), stock-based awards granted prior to January 1, 2006 will be charged to expense over the remaining portion of their vesting period. These awards will be charged to expense under the straight-line method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, we determined stock-based compensation based on the fair value method specified in SFAS 123(R), and we will amortize stock-based compensation expense on the straight-line basis over the requisite service period.
For periods prior to January 1, 2006, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. There is no stock-based compensation expense for the year ended December 31, 2006.
SFAS 123 requires us to provide pro-forma information regarding net loss as if compensation cost for the stock options granted to the Company’s employees had been determined in accordance with the fair value based method prescribed in SFAS 123. Options granted to non-employees are recognized in these financial statements as compensation expense under SFAS 123 using Black-Scholes option-pricing model.
If the fair value based method under FAS 123 had been applied in measuring stock-based compensation expense for the year ended December 31, 2005, the pro forma effects on net loss and net loss per share would have been as follows:

		Period from
		January 13, 1995
		(Inception) to
	2005	December 31, 2005
Net Loss:
As reported	$(3,198,000)	$(19,858,000)

Add: stock-based employee compensation expense included in reported net loss	33,000	691,000

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(67,000)	(965,000)

Pro forma	$(3,232,000)	$(20,132,000)

Net loss per share — basic and diluted:
As reported	$(2.35)	$(14.58)

Pro forma	$(2.37)	$(14.78)

The fair value of options granted during 2005 was determined using a minimum value pricing model with the following assumptions: risk-free interest rates from 3.24% to 4.46%, expected lives of five to ten years and volatility of 0.01% (applicable to privately held companies). A pro forma income tax benefit has not been reflected due to our uncertain ability to generate future taxable income.
Fair Value of Financial Instruments
The carrying values reflected in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short maturity of these instruments. The carrying value of convertible notes payable and capital leases approximates their fair value based upon current market borrowing rates with similar terms and maturities.
Comprehensive Loss
Except for net loss, we have no material components of comprehensive loss, and accordingly, the comprehensive loss is the same as the net loss for all periods presented.
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 may gave on our financial condition or results of operations.
In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in qualifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use if the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact SAB 108 may have on our financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 157 will have a significant effect on our financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a significant effect on our financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the impact SFAS 154 may have on our financial condition or results of operations.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted. We do not believe the adoption of SFAS 156 will have a significant effect on our financial statements.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B, promulgated by the SEC.

Item 7. FINANCIAL STATEMENTS
Our audited financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 follow Item 14, beginning at page F-1.
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 8A. CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. OTHER INFORMATION
None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
During 2006 and early 2007, we were reorganized and recapitalized (as discussed in Part I of this report) and changed our business to developing technology to improve the speed, completeness and efficiency of certain chemical reactions to being engaged in the development of a system for the production of diesel motor fuel that is derived from vegetable oils and classified under industry standards as biodiesel. As part of these changes, the composition of our board of directors and our executive officers has changed. On January 12, 2007, as a result of the Merger, Stephen B. Jackson and Victor Manuel Savceda, who constituted all of the directors before the Merger, appointed Betsy Wood Knapp, Joel A. Balbien, G.A. Ben Binninger and Joseph Marks to fill vacancies on our board of directors. Also on January 12, 2007, Messrs. Jackson and Savceda resigned from the board of directors, Mr. Jackson, the only officer, resigned as president, secretary and chief financial officer, and new executive officers were elected by the board of directors. Our directors and executive officers, their ages, positions held, and duration as such, are listed in the following table under “Directors and Executive Officers.” All directors of our company hold office until the next meeting of the stockholders at which directors are elected, or until the earlier of their death, resignation or removal, or until their successors have been qualified.
After the Merger, the following changes have occurred concerning our directors and officers. On February 2, 2007, Mr. Marks resigned from our board of directors because of his resignation as an employee of Smart Technology Ventures III Management, LLC and Smart Technology Ventures III SBIC Management, LLC. On March 15, 2007, G.A. Ben Binninger ceased being our company’s Chief Operating Officer but maintained his position on the board of directors.
DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position	Date First Elected or Appointed
Joel A. Balbien, CFA , Ph.D.	52	President; Chief Executive Officer; Director	January 12, 2007
Philip Lichtenberger	50	Senior Vice President; Chief Financial Officer	January 12, 2007
Alan McGrevy	60	Vice President of Engineering	January 12, 2007
John M. Philpott	46	Vice President and Chief Accounting Officer	March 19, 2007
Betsy Wood Knapp	63	Chairperson of the Board; Director	January 12, 2007
G.A. Ben Binninger	58	Director	January 12, 2007
Joel A. Balbien, CFA, Ph.D., President and Chief Executive Officer, Director.
Joel A. Balbien, age 52, joined Kreido Labs as an employee in November 2006 as President, Chief Executive Officer and director and was appointed to those same positions with Kreido Biofuels, Inc. on January 12, 2007. Dr. Balbien has 25 years of experience in the energy technology sector and 10 years of experience with early stage growth companies. Dr. Balbien has served as a director of Kreido Labs since 1999. Dr. Balbien is the co-founder, and was a Managing Member from 2000 until January 12, 2007, of Smart Technology Ventures, a Southern Californian venture capital firm and significant investor in Kreido Labs. Dr. Balbien received M.S. and Ph.D. degrees in Economics from the California Institute of Technology in Pasadena, California, and earned a CFA credential from the CFA Institute.

Philip Lichtenberger, Senior Vice President and Chief Financial Officer.
Philip Lichtenberger, age 50, has served as Executive Vice President and Chief Operating Officer of Kreido Labs since 1997 and joined Kreido Biofuels, Inc. as Senior Vice President and Chief Financial Officer on January 12, 2007. Mr. Lichtenberger has 25 years of experience in technology and engineering in senior roles in Fortune 500 companies. Mr. Lichtenberger’s operations background includes III-V semiconductors, optoelectronics, microelectronics and networking equipment. His technical background includes energy systems design and RF electronics. Mr. Lichtenberger has B.A. degrees in Physics and Philosophy from Beloit College in Beloit, Wisconsin and is a member of Phi Beta Kappa.
Alan McGrevy, Vice President of Engineering.
Alan McGrevy, age 60, has served as Vice President of Engineering for Kreido Labs since 2000 and joined Kreido Biofuels, Inc. in the same capacity on January 12, 2007. Mr. McGrevy is a research and development manager with 35 years of experience in commercial engineering in large and small companies. Mr. McGrevy is a major contributor to our intellectual property and is co-inventor of the STT® Reactor. Mr. McGrevy is named in 11 additional patents outside of his work for us. He has experience in conducting research and development and in commercializing new technologies.
John M. Philpott, Vice President and Chief Accounting Officer.
John M. Philpott, age 46, joined Kreido Biofuels, Inc. on March 19, 2007 as Vice President and Chief Accounting Officer. From September 2006 until joining Kreido Biofuels, Inc., Mr. Philpott served as a Partner with Aegis Advisors, LLC, a private management company. For more than 10 years before joining Aegis Advisors, LLC, Mr. Philpott held the position of CFO, Treasurer and Assistant Secretary with Miravant Medical Technologies, Inc., a publicly held pharmaceutical research and development company engaged in drug and laser light development. Mr. Philpott has B.S. degrees in Business Administration — Accounting and Business Administration — Management Information Systems from California State University Northridge.
Betsy Wood Knapp, Chairperson of the Board, Director.
Betsy Wood Knapp, age 63, joined Kreido Biofuels, Inc. on January 12, 2007 as Chairperson of the Board. Ms. Knapp is an entrepreneur who has been investing and supporting early stage growth companies for 33 years. In 1995, Ms. Knapp founded Los Angeles-based BigPicture Investors, LLC to finance West Coast startups with patented enabling technologies. Ms. Knapp also served as BigPicture Investors’ CEO from inception to date. She has also been a founder or CEO of five software and new media companies. Ms. Knapp has extensive management experience in creating strategic direction for business growth. At the Anderson Graduate School of Management at UCLA, she is a founder of the Entrepreneur’s Hall, serves on the Board of Visitors, is a repeat guest lecturer in the MBA program and established the Knapp Competition for excellence in business planning and venture initiation. Ms. Knapp is also a board member of the UCLA Foundation, where she serves as the Chairperson of the Philanthropy Committee. Ms. Knapp is also a founding member of the Committee of 200, a highly selective international organization of women entrepreneurs and corporate executives. She received a B.A. degree in economics from Wellesley College where she also serves as a Trustee.
G.A. Ben Binninger, Director.
G.A. Ben Binninger, age 58, became a director of Kreido Biofuels, Inc. on January 12, 2007. He served as Chief Operating Officer of Kreido Biofuels, Inc. from January 12, 2007 to March 15, 2007. Mr. Binninger has 30 years of experience in the chemicals and fuels industry. Mr. Binninger has hands-on experience leading both large and small technologically sophisticated global process and service businesses with expertise in strategic positioning, profit enhancement, financial restructuring, organizational realignment, mergers and acquisitions, cost control and environmental matters. From 2003 to 2006, Mr. Binninger served as a consultant to Kreido Labs relating to the development and evaluation of specialty chemical opportunities. Prior to that, from 1995 to 2003, Mr. Binninger served as Senior Vice President of Rio Tinto Borax, which operates California’s largest open pit mine in Boron, California. Mr. Binninger has a B.E. degree in Chemical Engineering from Manhattan College and a M.B.A. from Harvard University.

Code of Ethics
We have adopted a code of ethics that applies to all officers and employees of our company including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. A copy of our code of ethics is attached to this report on Form 10-KSB. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to a covered person, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies by posting such information on our Internet website (http://www.kreido.com).
Board Committees
The board of directors currently has two standing committees: the audit committee and the compensation committee. Betsy Wood Knapp currently serves as the sole member of both the audit committee and the compensation committee.
ITEM 10. EXECUTIVE COMPENSATION
Summary Compensation Table

								Change in
								Pension Value
							Non-	and
							Equity	Nonqualified
				Stock			Incentive	Deferred	All Other
Name and			Bonus	Awards	Option		Plan	Compensation	Compensation
Principal Position	Year	Salary ($)	($)	($)(4)	Awards ($)		Awards ($)	Earnings ($)	($)	Total ($)
Victor Manuel Savceda(1)	2006	—	—	—	—		—	—	—	—
President, Chief Executive Officer, Chief Financial Officer & Director	2005 2004	— —	— —	— —	— —		— —	— —	— —	— —
Stephen B. Jackson(1)	2006	—	—	—	—		—	—	—	—
President, Chief Financial

Joel A. Balbien(2)	2006	$33,333	—	—	—		—	—	—	$33,333
Chief Executive Officer, Director
Philip Lichtenberger	2006	180,604	—	—	—		—	—	—	180,604
Executive Vice President & Chief Financial Officer	2005	170,604	26,235	8,053	—		—	—	—	204,892
	2004	170,604	—	—	22,103	(3)	—	—	—	192,707
Alan McGrevy(5)	2006	158,553	—	—	—		—	—	—	158,553
Vice President of Engineering	2005	149,949	14,430	8,053	—		—	—	—	172,432
	2004	150,051	—	—	4,949	(3)	—	—	—	155,000

(1)
Messrs. Savceda and Jackson were officers and directors prior to the Merger. Neither served in any capacity with Kreido Labs. Mr. Savceda resigned as president, chief executive officer, chief financial officer and secretary effective November 2, 2006. Mr. Jackson resigned as president, chief financial officer and secretary effective January 12, 2007. Compensation information for the fiscal years ended September 30, 2005 and September 30, 2006.

(2)	Dr. Balbien joined Kreido Labs as Chief Executive Officer in November 2006.

(3)	“Gross-ups,” or reimbursement for payment of taxes, in the amounts of $22,103 to Mr. Lichtenberger and $4,949 to Mr. McGrevy.

(4)
We have recorded $33,000 of compensation expense in 2005 relating to stock awards and stock options, respectively, issued to officers. The per share weighted average fair value of stock options expensed for the year ended December 31, 2005 was $0.03 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2005: expected dividend yield Nil%; expected volatility of 0.01%; risk-free interest rate of 4.13%; and expected life of 10 years.

(5)	Mr. McGrevy became Vice President of Engineering of Kreido Labs in April 2005. Prior to that time, he was the Director of Engineering of Kreido Labs.
Outstanding Equity Awards at Fiscal-Year End

	Option Awards						Stock Awards
				Equity							Equity Incentive
				Incentive Plan						Equity Incentive	Plan Awards:
				Awards:					Market	Plan Awards:	Market or
	Number of	Number of		Number of			Number of		Value of	Number of	Payout Value of
	Securities	Securities		Securities			Shares or		Shares or	Unearned	Unearned
	Underlying	Underlying		Underlying			Units of		Units of	Shares, Units or	Shares, Units or
	Unexercised	Unexercised		Unexercised	Option	Option	Stock That		Stock That	Other Rights	Other Rights
	Options (#)	Options (#)		Unearned	Exercise	Expiration	Have Not		Have Not	That Have Not	That Have Not
Name	Exercisable	Unxercisable		Options (#)	Price ($)	Date	Vested (#)		Vested ($)	Vested (#)	Vested ($)
Philip Lichtenberger	133,333	106,667	(1)	—	0.10	4/1/2015	33,848	(2)	34,000	—	—
Alan McGrevy	133,333	106,667	(1)	—	0.10	4/1/2015	33,976	(2)	34,000	—	—

(1)
Option was granted on April 1, 2005 and vests in 36 installments as follows: (a) on May 1, 2005, 6,668 shares; (b) in each subsequent month for 34 months, an additional 6,667 shares; and (c) on March 1, 2008 the remaining balance of 6,655 shares.

(2)
The Forfeiture Condition (as defined in the Stock Grant Agreements) lapsed on the date of grant with respect to a portion of the shares and will lapse with respect to an additional 2.2% of the remaining shares each month thereafter.

2006 Equity Incentive Plan
Before the closing of the Merger, our board of directors and stockholders approved and adopted the 2006 Equity Incentive Plan, or the 2006 Plan. A total of 3,850,000 shares of our common stock are currently reserved for issuance under the 2006 Plan. If an incentive award granted under the 2006 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2006 Plan.
As of December 31, 2006, 3,850,000 shares of our common stock were available for issuance under the 2006 Plan, and no options to purchase these shares were outstanding. Since the inception of the 2006 Plan, no shares of common stock have been issued upon the exercise of options granted under the plan. Through March 15, 2007, options to purchase a total of 1,205,384 shares of common stock were granted under the 2006 Plan.

Employment Agreement
Joel A. Balbien
On January 12, 2007 and in connection with the Merger, we assumed the employment agreement between Kreido Labs and Dr. Balbien pursuant to which Dr. Balbien holds the positions of President and Chief Executive Officer.
Dr. Balbien’s Employment Agreement provides for a term of one year with an annual base salary of $200,000, and a bonus of up to $150,000 payable quarterly, with the first installment of $37,500 paid upon the closing of the offering of our common stock. The remaining bonus, or a fraction of it, shall be paid at the end of each subsequent quarter, based on achievement of performance-related financial and operating targets agreed upon by Dr. Balbien and by the Compensation Committee. Under the terms of the agreement, on January 12, 2007, Dr. Balbien was granted non-qualified stock options to purchase an aggregate of 1,205,384 shares of our common stock at an exercise price of $1.35 per share. The term of the option is ten years from the date of grant. The option becomes vested and exercisable in eight (8) quarterly installments of approximately 150,673 shares each, commencing on the quarterly anniversary of January 12, 2007. If Dr. Balbien’s employment is terminated for Cause (as defined in the agreement), all the awards, whether or not vested, immediately expire. If Dr. Balbien voluntarily terminates his employment without Good Reason (as defined in the agreement), then all unvested awards immediately expire, and vested awards expire on the later of (i) 90 days after the termination of employment, and (ii) the expiration of the lock-up agreement. If Dr. Balbien’s employment is terminated in connection with a Change of Control (as defined in the agreement), by us without Cause or by him for Good Reason, one-half of all unvested installments of the option vest immediately, up to a maximum of options to purchase 301,346 shares, and become effective the date of termination of employment, and remain exercisable up to one year thereafter. Dr. Balbien is eligible to participate in our incentive, savings, retirement and other welfare benefit plans in substantially the same manner and at substantially the same levels as we make such opportunities available to all of our managerial or salaried executive employees.
Subject to certain notice requirements, either we or Dr. Balbien will be entitled to terminate the agreement at any time. Dr. Balbien may terminate the agreement and his employment for Good Reason and if he does so, or if we terminate the agreement without Cause, we are obligated to pay him (i) any earned but unpaid base salary, unpaid bonus previously granted and unused vacation days, (ii) severance pay in the amount of six months of base salary and (iii) continued coverage at our expense under all benefit plans through the scheduled end of his employment. Dr. Balbien may terminate the agreement and his employment at any time other than for Good Reason by providing at least 90 days’ prior notice to us, in which case, we have no further obligation or liability to him except to pay any earned but unpaid base salary and unused vacation days.
Under the agreement, Dr. Balbien is subject to traditional non-competition and employee non-solicitation restrictions while he is employed by us and during any period in which he continues to receive his base salary following termination of the agreement.
Phillip Lichtenberger
On October 17, 2003, Kreido Labs agreed to provide Mr. Lichtenberger with 90 days of severance pay if he is terminated without cause. We are bound by the terms of this agreement.
Insurance and Indemnity
Prior to the Merger, we agreed to purchase and maintain directors and officers liability insurance in the amount of at least $1,000,000 covering our officers and directors. As of the merge date, we have purchased and maintain directors and officers liability insurance in the amount of $10,000,000 covering our officers and directors. We intend to enter into Indemnity Agreements with each of our officers and directors that assures those individuals with indemnification and defense cost reimbursement protection to the fullest extent permitted by Nevada law. We believe that providing full indemnity protection is necessary to attract and retain qualified executives and board members.
Director Compensation
Members of our board of directors are eligible to participate in our 2006 Plan. There are currently no other compensation arrangements in place for members of the board of directors who are not also our executive officers. We expect to establish these arrangements as new members are appointed to the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
As of the end of fiscal year 2006, we had the following securities authorized for issuance under the 2006 Equity Compensation Plan and the adopted 1997 Stock Compensation Program of Kreido Labs:

			Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,205,384	$1.35	2,644,616
Equity compensation plans not approved by security holders(2)	1,164,983	$0.40	—(3)

Total	2,370,367	$0.88	2,644,616

(1)
Includes options granted under our 2006 Equity Incentive Plan. On January 12, 2007, our board of directors granted options to acquire 1,205,384 shares of common stock to Dr. Balbien, our President and Chief Executive Officer at an exercise price of $1.35 per share.

(2)
1,164,983 shares of common stock are issuable upon exercise of outstanding options associated with the 1997 Stock Compensation Program of Kreido Labs, which we adopted at the closing of the Merger. These options are exercisable for shares of our common stock.

(3)
As of the January 12, 2007, the 1997 Stock Compensation Program of Kreido Labs was frozen and no additional securities are available for future issuance under the 1997 Stock Compensation Program. Following the consummation of the Merger, all awards granted under the 1997 Stock Compensation Program are exercisable for shares of our common stock, on an as converted basis at the same ratio at which Kreido Labs’ common stock converted into our common stock pursuant to the Merger.

On November 2, 2006, our then board of directors and stockholders approved and adopted our 2006 Equity Compensation Plan. The 2006 Equity Compensation Plan provides for grants of incentive stock options and nonqualified stock options, restricted stock awards, stock appreciation rights and performance stock grants. Under the 2006 Equity Incentive Plan, equity awards may be granted from time to time for an aggregate of no more than 3,850,000 shares of our common stock as determined by our board of directors.
The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2007 by (i) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of the common stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 15, 2007 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person.

	Shares Beneficially Owned
	Number of Shares		Percentage
	Beneficially		of Common Stock
Name and Address of Beneficial Owner (2)	Owned		Outstanding (1)
Smart Technology Ventures and affiliates (3)	13,004,185		23.6%
Wellington Management Company, LLP (4)	10,200,000		17.7%
Betsy Wood Knapp (5)	4,811,309		9.1%
David Mandel (6)	3,735,549		7.1%
David R. Fuchs (7)	3,677,254		7.0%
Joel A. Balbien	150,673	(8)	—
Ben Binninger (9)	261,190		*
Philip Lichtenberger (10)	485,680		*
Alan McGrevy (11)	350,843		*
John M. Philpott	—		—
Executive Officers and Directors as a Group	6,059,695		11.3%
* Less than 1%.

(1)	Based on 52,532,202 shares of Kreido Biofuels, Inc. stock issued and outstanding as of March 15, 2007.

(2)	Each of our directors and executive officers may be reached at 1140 Avenida Acaso, Camarillo, California 93012, telephone (805) 389-3499.

(3)
Includes shares to be held of record by Smart Technology Ventures Advisors, LLC and its affiliates, Smart Technology Ventures III SBIC, L.P., or STV III SBIC, Smart Technology Ventures, II, LLC, Smart Technology Ventures, III, L.P., and the Y & S Nazarian Revocable Trust. Includes 9,428,831 shares of common stock (which number includes 740,741 shares of common stock underlying warrants) beneficially owned by Smart Technology Ventures III SBIC, L.P., 3,148,150 shares of common stock (which number includes 1,574,075 shares of common stock underlying warrants) beneficially owned by the Y&S Nazarian Revocable Trust, and 427,204 shares of common stock (which number includes 213,604 shares of common stock underlying warrants) beneficially owned by the Younes Nazarian 2006 Annuity Trust. Smart Technology Ventures and affiliates address is 1801 Century Park West, 5th Floor, Los Angeles, CA 90067.

(4)
Wellington Management, in its capacity as investment adviser, may be deemed to beneficially own 10,200,000 shares of our common stock which are held of record by clients of Wellington Management. Such number includes 5,100,000 shares of common stock underlying warrants. Wellington’s address is 75 State Street, Boston, MA 02109.

(5)
Includes 4,811,309 shares of common stock (which number includes 218,978 shares of common stock underlying warrants) beneficially owned by Betsy Wood Knapp and held of record by the Knapp Trust u/t/d 7/1/2004, of which Cleon T. Knapp and Betsy Wood Knapp are the trustees. The Knapp Trust acquired 4,373,353 shares of our common stock in the Merger.

(6)
Includes 3,735,549 shares of common stock (which number includes 220,092 shares of common stock underlying warrants) beneficially owned by Mr. Mandel. Mr. Mandel acquired 3,295,365 shares of common stock in the Merger. Mr. Mandel acquired 3,295,365 shares of our common stock in the Merger. Mr. Mandel’s address is c/o Moss Adams, 11766 Wilshire Blvd 9th floor, Los Angeles, CA 90025.

(7)
Includes 2,665,775 shares of common stock (which number includes 95,645 shares of common stock underlying warrants) beneficially owned by Mr. Fuchs and 1,011,479 shares of common stock (which number includes 123,333 shares of common stock underlying warrants) beneficially owned by the David R. Fuchs Charitable Remainder Trust. Mr. Fuchs acquired 2,464,485 shares of our common stock in the Merger. Mr. Fuch’s address is 1140 Avenida Acaso, Camarillo, California 93012.

(8)	Shares of common stock underlying options awarded under the 2006 Equity Compensation Plan which are exercisable within 60 days of March 15, 2007.

(9)
Includes 33,848 shares of common stock underlying options awarded under the 1997 Stock Compensation Program of Kreido Labs and 227,342 shares of common stock underlying warrants, all of which are exercisable within 60 days of March 15, 2007.

(10)
Includes 296,002 shares of restricted stock, 188,042 shares of common stock underlying options awarded under the 1997 Stock Compensation Program of Kreido Labs and 1,636 shares of common stock underlying warrants, all of which are exercisable within 60 days of March 15, 2007.

(11)
Includes 162,801 shares of restricted stock, 188,042 shares of common stock underlying options awarded under the 1997 Stock Compensation Program, all of which are exercisable within 60 days of March 15, 2007.

Changes in Control
We are unaware of any contract or other arrangement of the operation of which may at a subsequent date result in a change of control of our company.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Transactions with Directors of Kreido Biofuels
Prior to the closing of the Merger, Kreido Biofuels transferred all of its operating assets and liabilities to Leaseco, a wholly-owned subsidiary, and on January 12, 2007, split-off Leaseco through the sale of all of the outstanding capital stock of Leaseco. In connection with the Split-Off, 19,444,444 shares of common stock held by Mr. Savceda, a former director of our company (prior to the Merger), were surrendered and cancelled without further consideration.
Transactions with Officers, Directors and Principal Shareholders of Kreido Labs
During 2004, 2005 and through October 31, 2006, Kreido Labs entered into a series of financing transactions with the following officers, directors and principal shareholders, or the Related Parties:
•
STV III SBIC, a limited partnership that, together with its affiliates, Smart Technology Ventures, II, LLC, and Smart Technology Ventures, III, beneficially owns more than 5% of our issued and outstanding voting securities. Dr. Joel A. Balbien, who is our Chief Executive Officer and President and a member of our board of directors resigned as a managing member of STV III SBIC and its affiliates as of January 12, 2007;

•	Betsy Wood Knapp, the Chairperson of our board of directors and a beneficial owner of more than 5% of our issued and outstanding voting securities;
•	David Mandel, a beneficial owner of more than 5% of our issued and outstanding voting securities; and
•	David R. Fuchs, a beneficial owner of more than 5% of our issued and outstanding voting securities.
In the financing transactions entered into during 2004 and through the first seven months of 2005, Kreido Labs issued convertible promissory notes in the aggregate original principal amount of $3,242,000 to the Related Parties in the following respective aggregate principal amounts:

Related Party	Aggregate Principal Amount
STV III SBIC and affiliates	$1,738,000
Ms. Knapp	595,000
Mr. Mandel	597,000
Mr. Fuchs	313,000
The notes issued during this period bore interest at the rate of 10% per annum and were due on January 31, 2007. As of October 31, 2006, no amount of the original principal had been repaid. The notes, on their terms, were convertible into shares of a class of convertible preferred stock issuable by Kreido Labs.
In the financing transactions that we entered into with the Related Parties in the last five months of 2005 and during the 10 month period ended October 31, 2006, we issued convertible promissory notes in the aggregate original principal amount of $2,762,000 in the following respective aggregate principal amounts:

Related Party	Aggregate Principal Amount
STV III SBIC and affiliates	$1,200,000
Ms. Knapp	400,000
Mr. Mandel	400,000
Mr. Fuchs and related entities	762,000
The notes bear interest at the rate of 12% per annum and are due on January 31, 2007. As of October 31, 2006, no amount of the original principal amount had been repaid. The notes were convertible into shares of a class of convertible preferred stock issuable by Kreido Labs.
In November 2006, the Related Parties agreed to stop accrual of interest on the notes as of October 31, 2006 and convert their convertible notes and accumulated interest from the notes into shares of Kreido Labs’ common stock at the rate of one share for each $1.00 of outstanding principal and accrued interest. The Related Parties received an aggregate of 7,184,891 shares of Kreido Labs common stock which converted into 8,106,375 shares of our common stock in the Merger, at the same exchange rate at which all other common shares of Kreido Labs were converted into shares of our common stock. The numbers of shares issued to each of the Related Parties on January 12, 2007 following the conversion of these notes were as follows:

Related Party	Shares
STV III SBIC and affiliates	3,774,522
Ms. Knapp	1,279,289
Mr. Mandel	1,281,640
Mr. Fuchs	1,305,427
In addition, as part of their purchase of convertible promissory notes in November, 2006, the Related Parties acquired warrants to acquire preferred shares of Kreido Labs. In September and October 2006, the Related Parties agreed to exercise their warrants on a cashless exercise basis and accept shares of Kreido Labs’ common stock upon their exercise at the rate of one share for each $1.54 of value to which the holder is entitled under the warrant. The shares issued to the Related Parties were converted into shares of our common stock at the same exchange rate at which all other shares of Kreido Labs common stock were converted into shares of our common stock in the Merger. As a result, upon completion of the Merger, shares of our common stock were issued to the Related Parties, as follows:

Related Party	Shares
STV III SBIC and affiliates	1,025,249
Ms. Knapp	348,998
Mr. Mandel	349,819
Mr. Fuchs	248,873
In November 2006, Kreido Labs issued promissory notes to certain of the Related Parties as part of the bridge financing. These Related Parties agreed to convert the $250,000 borrowed by Kreido Labs in November 2006 into units in our private placement offering at the rate of one unit for each $1.35 of debt under the promissory notes. These Related Parties received an aggregate of 185,188 Units on January 12, 2007, as follows:

Related Party	Aggregate Principal Amount	Units in Offering
Y & S Nazarian Revocable Trust	$125,000	92,593
Ms. Knapp	42,000	30,864
Mr. Mandel	42,000	30,867
Mr. Fuchs	42,000	30,864
The Y & S Nazarian Revocable Trust is partner of STV III SBIC and its related entities.
In December 2006, Kreido Labs issued additional promissory notes in the aggregate principal amount of $120,000 to certain Related Parties as part of a bridge financing in advance of the private offering of securities that we closed on January 12, 2007. These Related Parties agreed to have their promissory notes repaid with the proceeds of the private placement offering that closed on January 12, 2007. The notes were repaid by us upon the closing of the Merger and the private offering of our securities.
G.A. Ben Binninger has been a consultant to Kreido Labs and was paid $72,000 and $40,000 in 2006 and 2005, respectively.
Director Independence
Betsy Wood Knapp, Joel A. Balbien, and G.A. Ben Binninger currently serve as our directors. Our board of directors has determined that Ms. Knapp is an “independent” director, as that term is defined by applicable listing standards of the Nasdaq Stock Market and SEC rules.

ITEM 13. EXHIBITS
The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit No.	Description	Reference

2.1
Agreement and Plan of Merger and Reorganization, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., a Nevada corporation, Kreido Acquisition Corp., a California corporation and Kreido Laboratories, a California corporation.
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

3.1	Amended and Restated Articles of Incorporation of Kreido Biofuels, Inc. (f/k/a Gemwood Productions, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-130606).

3.3	Amended and Restated Bylaws of Kreido Biofuels, Inc.*

4.1	Form of Investor Warrant of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

4.2	Form of Lock-Up Agreement by and between Tompkins Capital Group and each of the officers and directors of Kreido Biofuels, Inc., and certain stockholders of Kreido Laboratories.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.1	Escrow Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc., Joel A. Balbien and Gottbetter & Partners, LLP.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.2	Form of Subscription Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.3	Form of Registration Rights Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.4	Split-Off Agreement, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., Victor Manuel Savceda, Kreido Laboratories and Gemwood Leaseco, Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.5	Employment Agreement, dated November 1, 2006, by and between Kreido Laboratories and Joel A. Balbien.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.6	Form of Indemnity Agreement by and between Kreido Biofuels, Inc. and Outside Directors of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.7	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.8	Stock Option Agreement by and between Kreido Biofuels, Inc. and Joel A. Balbien dated as of January 12, 2007.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.9	Form of Incentive Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.10	Form of Non-Qualified Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.11	Employment Agreement, dated March 19, 2007, by and between Kreido Biofuels, Inc. and John M. Philpott.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007 (File No. 333-130606).

10.12	Binding Term Sheet by and between Kreido Labratories and Tompkins Capital Group dated as of September 1, 2006*

10.13	Amendment to Binding Term Sheet by and between Kreido Labratories and Tompkins Capital Group dated as of October 25, 2006*

10.14	Form of Indemnity Agreement for officers and directors*

14.1	Code of Ethics*

21.1	Subsidiaries of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

23.1	Consent of Vasquez & Company LLP.*

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
_______________
* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Related Fees
The following table presents fees for professional audit services rendered by Vasquez & Company LLP for the audit of our company’s annual financial statements for the years ended December 31, 2006 and fees billed for other services rendered by Vasquez & Company LLP during 2006.

	2006	2005
Audit fees	$36,000	$57,000
Audit-related fees	$33,000	$—
Tax fees	$—	$—
Other fees	$—	$—

Total:	$69,000	$57,000
Pre-approval Policies and Procedures
Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the specific service or category of service and is generally subject to a specific budget. The independent auditor and management are required to periodically communicate to our audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. Our audit committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREIDO BIOFUELS, INC.
By:	/s/ Joel A. Balbien
Joel A. Balbien, CEO and Director
(Principal Executive Officer) Date: April 3, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel A. Balbien	Chief Executive Officer and Director	April 3, 2007

Joel A. Balbien	(Principal Chief Executive)

/s/ Philip Lichtenberger	Chief Financial Officer	April 3, 2007

Philip Lichtenberger

/s/ John M. Philpott	Chief Accounting Officer	April 3, 2007

John M. Philpott	(Principal Accounting Officer)

/s/ G.A. Ben Binninger	Director	April 3, 2007

G.A. Ben Binninger

/s/ Betsy Wood Knapp	Director	April 3, 2007

Betsy Wood Knapp

KREIDO BIOFUELS, INC.
(Formerly Gemwood Productions, Inc.)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 and 2005
INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders’ Equity (Capital Deficit)	F-5

Statements of Cash Flows	F-6 to F7

Notes to Financial Statements	F-8 to F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Kreido Laboratories
We have audited the accompanying balance sheets of Kreido Laboratories, formerly known as Holl Technologies Company (a development stage company), as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (capital deficit) and cash flows for the years then ended and for the period from January 13, 1995 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kreido Laboratories as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period from January 13, 1995 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 3 to the financial statements, the Company has incurred significant losses in recent years, has an accumulated deficit of $23,126,000 and a total capital deficit of $5,860,000 at December 31, 2006. It has used all of its available cash in its operating activities in recent years and has a significant working capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in these regards are also discussed in Note 3 to the financial statements. The aforementioned financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Vasquez & Company LLP

Los Angeles, California
March 30, 2007

Kreido Laboratories
(A Development Stage Company)

Balance Sheets

	December 31
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$59,000	$1,002,000
Accounts receivable	—	1,000

Total current assets	59,000	1,003,000
Property and equipment — net (Note 4)	322,000	252,000
Patents, less accumulated amortization of $278,000 and $216,000 in 2006 and 2005, respectively	788,000	753,000
Other assets	21,000	6,000

Total assets	$1,190,000	$2,014,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
Current liabilities
Current portion of convertible notes payable, net of discount of $1,044,000 and $1,172,000 in 2006 and 2005, respectively (Note 9)	$5,637,000	$4,139,000
Current portion of capital leases (Note 8)	50,000	31,000
Accounts payable	346,000	226,000
Accrued expenses (Notes 9)	951,000	435,000

Total current liabilities	6,984,000	4,831,000
Capital leases, less current portion (Note 8)	66,000	29,000

Total liabilities	7,050,000	4,860,000

Stockholders’ equity (capital deficit) (Notes 6 and 10)
Series C convertible preferred stock, no par value. Authorized		—
8,600,000 shares; no shares issues and outstanding
Series B convertible preferred stock, no par value. Authorized 200,00 shares; no shares issues and outstanding		—
Series A convertible preferred stock, no par value. Authorized 500,000 shares; no shares issued and outstanding		—
Series A1 convertible preferred stock, no par value. Authorized 549,474 shares; issues and outstanding 549,474 shares; liquidation preference $4,945,000	3,628,000	3,628,000
Series B1 convertible preferred stock, no par value. Authorized 13,783,783 shares; issued and outstanding 10,011,355 shares; liquidation preference $10,011,355	10,011,000	10,011,000
Common stock, no par value. Authorized 150,000,000 shares issued and outstanding 720,501 shares	103,000	103,000
Restricted common stock, no par value; issues and outstanding 641,786 shares	64,000	64,000
Additional paid-in capital	3,469,000	3,241,000
Deferred coompensation	(9,000)	(35,000)
Deficit accumulated during the development stage	(23,126,000)	(19,858,000)

Net stockholders’ equity (capital deficit)	(5,860,000)	(2,846,000)

Total liabilities and stockholders’ equity (capital deficit)	$1,190,000	$2,014,000

See notes to financials statements.

Kreido Laboratories
(A Development Stage Company)

Statements of Operations

			Period from
			January 13,
			1995
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Operating expenses
Research and Development	$1,520,000	$1,913,000	$15,836,000
General and administrative expenses (Note 11)	1,004,000	630,000	4,852,000
Loss on sale of property and equipment	24,000	26,000	89,000
Loss from retirement of assets	43,000	275,000	318,000

Loss from operations	(2,591,000)	(2,844,000)	(21,095,000)
Other income (expenses)
Interest expense	(828,000)	(534,000)	(3,082,000)
Interest income	3,000	3,000	64,000
Other income	149,000	178,000	1,151,000
Other expenses	—	—	(154,000)

Total other income (expenses)	(676,000)	(353,000)	(2,021,000)

Loss before income taxes	(3,267,000)	(3,197,000)	(23,116,000)
Income tax expenses	1,000	1,000	10,000

Net loss	$(3,268,000)	$(3,198,000)	$(23,126,000)

Net loss per share — basic and diluted	$(2.40)	$(2.35)	$(16.98)

Shares used in computing net loss per share	1,362,287	1,362,287	1,362,287

See notes to financial statements.

Kreido Laboratories
(A Development Stage Company)
Statements of Stockholders’ Equity (Capital Deficit)
Period from January 13, 1995 (Inception) to December 31, 2006

																			Deficit
									Series A1		Series B1								Accumulated
	Series C Convertible		Series B Convertible			Series A Convertible			Convertible		Convertible				Restricted Common		Additional Paid-		During the
	Stock		Stock			Stock			Preferred Stock		Preferred Stock		Common Stock		Stock		In	Deferred	Development	Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	(Capital Deficit)
Issuance of common stock to founders	—	$—	—		$—	—		$—	—	$—	—	$—	750,000	$100,000	—	$—	$—	$—	$	$100,000
Net loss	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	—	(67,000)	(67,000)

Balance, December 31, 1995	—	—	—		—	—		—	—	—	—	—	750,00	100,000	—	—	—	—	(67,000)	33,000
Net loss	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	—	(130,000)	(130,000)

Balance, December 31, 1996	—	—	—		—	—		—	—	—	—	—	750,00	100,000	—	—	—	—	(197,000)	(97,000)
Net loss	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	—	(329,000)	(329,000)

Balance, December 31, 1997	—	—	—		—	—		—	—	—	—	—	750,00	100,000	—	—	—	—	(526,000)	(426,000)
Net loss	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	—	(292,000)	(292,000)

Balance, December 31, 1998	—	—	—		—	—		—	—	—	—	—	750,00	100,000	—	—	—	—	(818,000)	(718,000)
Issuance of Series A preferred stock	—	—	—		—	242,561		1,480,000	—	—	—	—	—	—	—	—	217,000	—	—	1,697,000
Stock option issuances	—	—	—		—	—		—	—	—	—	—	—	—	—	—	318,000	(287,000)	—	31,000
Net loss	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	—	(718,000)	(718,000)

Balance, December 31, 1999	—	—	—		—	242,561		1,480,000	—	—	—	—	750,000	100,000	—	—	535,000	(287,000)	(1,536,000)	292,000
Conversion of notes to Series A preferred stock	—	—	—			106,925		637,000	—	—	—	—	—	—	—	—	—	—	—	637,000
Retirement of common stock	—	—	200,000		1,500,000	—		—	—	—	—	—	(30,073)	—	—	—	—	—	—	1,500,000
Issuance of Series B preferred stock	—	—	—		11,000	—		—	—	—	—	—	—	—	—	—	—	—	—	11,000
Deferred compensation — options/warrants	—	—	—		—	—		—	—	—	—	—	—	—	—	—	101,000	(101,000)	—	—
Compensation expense	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	88,000	—	88,000
Net loss	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	—	(1,935,000)	(1,935,000)

Balance, December 31, 2000	—	—	200,000		1,511,000	349,486		2,117,000	—	—	—	—	719,927	100,000	—	—	636,000	(300,000)	(3,471,000)	593,000
Common stock grant	—	—	—		—	—		—	—	—	—	—	575	3,000	—	—	—	—	—	3,000
Issuance of warrants in connection with convertible debt	—	—	—		—	—		—	—	—	—	—	—	—	—	—	304,000	—	—	304,000
Deferred compensation options	—	—	—		—	—		—	—	—	—	—	—	—	—	—	259,000	(259,000)	—	—
Compensation expense	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	141,000	—	141,000
Net loss	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	—	(3,308,000)	(3,308,000)

Balance, December 31, 2001	—	—	200,000		1,511,000	349,486		2,117,000	—	—	—	—	720,502	103,000	—	—	1,199,000	(418,000)	(6,779,000)	(2,267,000)
Issuance of Series C preferred stock	1,995,000	1,995,000	—		—	—		—	—	—	—	—	—	—	—	—	—	—	—	1,995,000
Conversion of notes, accrued interest and accounts payable to Series C preferred stock	5,255,785	5,256,000	—		—	—		—	—	—	—	—	—	—	—	—	—	—	—	5,256,000
Issuance of warrants in connection with convertible debt	—	—	—		—	—		—	—	—	—	—	—	—	—	—	287,000	—	—	287,000
Deferred compensation options	—	—	—		—	—		—	—	—	—	—	—	—	—	—	61,000	(61,000)	—	—
Compensation expense	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	183,000	—	183,000
Repricing of warrants	—	—	—		—	—		—	—	—	—	—	—	—	—	—	131,000	—	—	131,000
Net loss	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	—	(3,436,000)	(3,436,000)

Balance, December 31, 2002	7,250,785	7,251,000	200,000		1,511,000	349,486		2,117,000	—	—	—	—	720,502	103,000			1,678,000	(296,000)	(10,215,000)	2,149,000
Issuance of Series C preferred stock —	428,500	428,000	—		—	—		—	—	—	—	—	—	—	—	—	—	—	—	428,000
Conversion of notes and accrued interest payable to Series C preferred stock	744,510	745,000	—		—	—		—	—	—	—	—	—	—	—	—	—	—	—	745,000
Issuance of warrants in connection with convertible debt	—	—	—		—	—		—	—	—	—	—	—	—	—	—	74,000	—	—	74,000
Compensation expense	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	183,000	—	183,000
Buy back of fractional shares	(12)	—	(3)		—	(9)		—	—	—	—	—	(1)	—	—	—	—	—	—	—
Net loss	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	—	(2,989,000)	(2,989,000)

Balance, December 31, 2003	8,423,783	8,424,000	199,997		1,511,000	349,477		2,117,000	—	—	—	—	720,501	103,000	—	—	1,752,000	(113,000)	(13,204,000)	590,000
Issuance of Series B1 preferred stock	—	—	—		—	—		—	—	—	720,000	720,000	—	—	—	—	—	—	—	720,000
Conversion of notes an accrued interest payable to Series B1 preferred stock	—	—	—		—	—		—	—	—	867,572	867,000	—	—	—	—	—	—	—	867,000
Issuance of consulting warrants and warrants in connection with convertible debt	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series C preferred stock to Series B1 preferred stock	(8,423,783)	(8,424,000)	—		—	—		—	—	—	8,423,783	8,424,000	—	—	—	—	709,000	—	—	709,000
Conversion of Series B preferred stock to Series A1 preferred stock	—	—	(199,997)		(1,511,000)	—		—	199,997	1,511,000	—	—	—	—	—	—	—	—	—	—
Conversion of Series A preferred stock to Series A1 preferred stock	—	—	—		—	(349,477)		(2,117,000)	349,477	2,117,000	—	—	—	—	—	—	—	109,000	—	109,000
Compensation expense	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—		—	—		—	—	—	—	—	—	—	641,786	64,000	—	(64,000)	—	—
Net loss	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	—	(3,456,000)	(3,456,000)

Balance, December 31, 2004	—	—	—		—	—		—	549,474	3,628,000	10,011,335	10,011,000	720,501	103,000	641,786	64,000	2,461,000	(68,000)	(16,660,000)	(461,000)
Issuance of warrants in connection with convertible debt	—	—	—		—	—		—	—	—	—	—	—	—	—	—	761,000	—	—	761,000
Issuance of consulting warrants	—	—	—		—	—		—	—	—	—	—	—	—	—	—	15,000	—	—	15,000
Issuance of stock options	—	—	—		—	—		—	—	—	—	—	—	—	—	—	4,000	—	—	4,000
Compensation expense	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	33,000	—	33,000
Net loss	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	—	(3,198,000)	(3,198,000)

Balance, December 31, 2005	—	—							549,474	3,628,000	10,011,355	10,011,000	720,501	103,000	641,786	64,000	3,241,000	(35,000)	(19,858,000)	(2,846,000)

Issuance of warrants in connection with convertible debt	—	—	—		—	—		—	—	—	—	—	—	—	—	—	191,000	—	—	191,000
Issuance of consulting warrants																	37,000			37,000
Compensation expense	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	26,000	—	26,000
Net loss	—	—	—		—	—		—	—	—	—	—	—	—	—	—	—	—	(3,268,000)	(3,268,000)

Balance, December 31, 2006	—	$—		$			$		549,474	$3,628,000	10,011,355	$10,011,000	720,501	$103,000	641,786	$64,000	$3,469,000	$(9,000)	$(23,126,000)	$(5,860,000)

See notes to financial statements.

Kreido Laboratories
(A Development Stage Company)
Statements of Cash Flows

			Period from
			January 13,
			1995
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Cash flows from operating activities
Net Loss	$(3,268,000)	$(3,198,000)	$(23,126,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,000	195,000	1,369,000
Loss on sale of assets	24,000	26,000	89,000
Loss on retirement of assets	43,000	275,000	318,000
Noncash stock compensation	44,000	37,000	819,000
Amortization of convertible debt discount	319,000	160,000	1,236,000
Inducement to convert debt discount	—	—	152,000
Inducement to convert debt	18,000	15,000	58,000
Warrants issued to consultants
Changes in operating assets and liabilities:
Accounts receivable	1,000	16,000	—
Other assets	(15,000)	17,000	(72,000)
Accounts payable	120,000	45,000	375,000
Accrued expenses	516,000	347,000	1,482,000

Net cash used in operating activities	(2,036,000)	(2,065,000)	(17,300,000)

Cash flows from investing activities
Purchase of property and equipment	(39,000)	(10,000)	(741,000)
Proceeds from sale of assets	10,000	85,000	95,000
Investments in patent application	(182,000)	(242,000)	(1,319,000)

Net cash used in investing activities	(211,000)	(167,000)	(1,965,000)

Cash flows from financing activities
Proceeds from the issuance of Series A convertible preferred stock		—	938,000
Proceeds from the issuance of Series B convertible preferred stock		—	1,500,000
Proceeds from the issuance of Series C convertible preferred stock		—	2,424,000
Proceeds from the issuance of Series B1 preferred stock		—	720,000
Proceeds from the issuance of common stock warrants		—	217,000
Proceeds from the issuance of common stock		—	—
Proceeds from issuance of long-term debt	1,370,000	3,232,000	14,381,000
Principal repayment of long-term debt and capital leases	(66,000)	(80,000)	(856,000)

Net cash provided by financing activities	1,304,000	3,152,000	19,324,000

Net increase (decrease) in cash and cash equivalents	(943,000)	920,000	59,000
Cash and cash equivalents at beginning of period	1,002,000	82,000	—

Cash and cash equivalents at end of period	$59,000	$1,002,000	$59,000

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$8,000	$26,000	$334,000
Income taxes	1,000	1,000	10,000

See notes to financial statements.

Kreido Laboratories
(A Development Stage Company)
Statements of Cash Flows

			Period from
			January 13,
			1995
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment through capital leases	$122,000	$—	$760,000
Additions to machinery and equipment through settlement of capital lease	—	—	61,000
Additions to machinery and equipment through issuance of common stock		—	100,000
Conversion of notes payable into Series A preferred stock	—	—	1,180,000
Conversion of notes payable into Series C preferred stock	—	—	5,530,000
Conversion of accounts payable into Series C preferred stock	—	—	30,000
Conversion of accrued interest into Series C preferred stock	—	—	441,000
Warrants issued in connection with convertible notes	—	761,000	2,007,000
Conversion of Series A preferred stock into Series A1 preferred stock	—	—	2,118,000
Conversion of Series B preferred stock into Series A1 preferred stock	—	—	1,511,000
Conversion of Series C preferred stock into Series B1 preferred stock	—	—	8,414,000
Conversion of notes payable in to Series B1 preferred stock	—	—	850,000
Conversion of accrued interest into Series B1 preferred stock	—	—	18,000
Conversion of accrued interest into notes payable	—	—	72,000

See notes to financial statements.

NOTE 1	ORGANIZATION
Kreido Laboratories formerly known as Holl Technologies Company (“Kreido” or “the Company”), was incorporated on January 13, 1995 under the laws of the State of California. Since incorporation, the Company has been engaged in activities required to develop, patent and commercialize its products. The market for these products is developing in parallel to the Company’s activities. The Company considers itself a development stage enterprise because it has not yet earned significant revenue from its commercial products. The Company creates and intends to license innovative chemical and chemical reacting systems.
The Company is the creator of reactor technology that is designed to enhance the manufacturing of a broad range of chemical products. Leveraging its proprietary STT® reactor technology (named for its spinning tube-in-tube design), Kreido partners with clients to deliver cost-effective manufacturing solutions. The Company continues to develop partnerships with a variety of global companies. Committed to the progress of green chemistry, Kreido has collaborations with academia, industry, and government agencies like the Environmental Protection Agency (EPA).
The cornerstone of the Company’s technology is its patented STT® (Spinning Tube in Tube) diffusional chemical reacting system, which is both a licensable process and a licensable system. In 2005, the Company demonstrated how the STT™ could make biodiesel fuel from vegetable oil in less than a second with complete conversion and less undesirable by-products. The Company has continued to pursue this activity and is in the process of building a pilot production plant and will begin construction of the first of three commercial biodiesel production factories in the United States that it expects will produce approximately 30 million gallon per year.
Kreido Biofuels, Inc. was incorporated as Gemwood Productions, Inc. under the laws of the State of Nevada on February 7, 2005. It changed its name from Gemwood Productions, Inc. to Kreido Biofuels, Inc. on November 2, 2006. The Company took its current form on January 12, 2007 when Kreido Laboratories completed a reverse triangular merger with Kreido Biofuels, Inc. (Note 12).

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company’s revenues are expected to be derived from licensing its patented processes, leasing its patented equipment to carry out the licensed processes, providing on-going technical support and know-how, and in the future, the sale of biodiesel. Revenues from product sales will be recorded upon shipment. Revenues from technology licensing will be, based upon the nature of the licensing agreement, recorded upon billing due date established by contractual agreement with the customer or over the term of the agreement. For sales arrangements with multiple elements, the Company will allocate the undelivered elements based on the price charged when an element is sold separately. Through the end of 2006, the Company had recognized no significant commercial or licensing revenue. It is anticipated that once the Company has built and begins operating the commercial biodiesel production plants, the majority of revenue will be based upon the sale of biodiesel to distributors.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.
Depreciation and Amortization
The provision for depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the related assets, generally ranging from five to seven years. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the lease term.

Patents
Capitalized patent costs consist of direct costs associated with obtaining patents. Patent costs are amortized on a straight-line basis over 15 years, which is the expected life, beginning in the month that the patent is issued. Patent costs are capitalized beginning with the filing of the patent application.
Research and Development Costs
Research and development costs related to the design, development, demonstration, and testing of reactor technology are charged to expense as incurred.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Stock-Based Compensation
Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No.148 “Accounting for Stock-Based Compensation—Transition and Disclosures.” Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the intrinsic value method, the Company has recognized stock-based compensation common stock on the date of grant.
Effective January 1, 2006 the Company adopted SFAS 123(R) “Share Based Payment” using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under SFAS 123(R), stock-based awards granted prior to January 1, 2006 will be charged to expense over the remaining portion of their vesting period. These awards will be charged to expense under the straight-line method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company will determine stock-based compensation based on the fair value method specified in SFAS 123(R), and will amortize stock-based compensation expense on the straight-line basis over the requisite service period.
For periods prior to January 1, 2006, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. There is no stock-based compensation expense for the year ended December 31, 2006.

SFAS 123 requires the Company to provide pro-forma information regarding net loss as if compensation cost for the stock options granted to the Company’s employees had been determined in accordance with the fair value based method prescribed in SFAS 123. Options granted to non-employees are recognized in these financial statements as compensation expense under SFAS 123 using the Black-Scholes option-pricing model.
If the fair value based method under FAS 123 had been applied in measuring stock-based compensation expense for the year ended December 31, 2005, the pro forma effects on net loss and net loss per share would have been as follows:

		Period from
		January 13, 1995
	Year Ended	(Inception) to
	December 31,	December 31,
	2005	2005
Net Loss:
As reported	$(3,198,000)	$(19,858,000)
Add: stock -based employee compensation expense included in reported net loss	33,000	691,000
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(67,000)	(965,000)

Pro forma	$(3,232,000)	$(20,132,000)

Net loss per share — basic and diluted:
As reported	$(2.35)	$(14.58)

Pro forma	$(2.37)	$(14.78)

The fair value of options granted during 2005 was determined using a minimum value pricing model with the following assumptions: risk-free interest rates from 3.24% to 4.46%, expected lives of five to ten years and volatility of 0.01%. A pro forma income tax benefit has not been reflected due to the Company’s uncertain ability to generate future taxable income.
Use of Estimates
The Company’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and expenses and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
Fair Value of Financial Instruments
The carrying values reflected in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short maturity of these instruments. The carrying value of convertible notes payable and capital leases approximates their fair value based upon current market borrowing rates with similar terms and maturities.
Comprehensive Loss
Except for net loss, the Company has no material components of comprehensive loss, and accordingly, the comprehensive loss is the same as the net loss for all periods presented.
Net Loss Per Share
The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities but does include the restricted shares of common stock issued. Diluted earnings per share reflects the potential dilution that would occur if securities of other contracts to issue common stock were exercised or converted to common stock. Common stock equivalent shares from all stock options, warrants and convertible securities for all years presented have been excluded from this computation as their effect is anti-dilutive.
Basic loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period in accordance with SFAS No. 128. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, basic and diluted loss per share as presented on the consolidated statements of operations are the same.

Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 may have on its financial condition or results of operations.
In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact SAB 108 may have on its financial condition or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and, accordingly, does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the reporting company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company does not believe that the adoption of SFAS 157 will have a significant effect on its financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) , which is an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a significant effect on its financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact SFAS 154 may have on its financial condition or results of operations.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company is currently evaluating the impact SFAS 153 may have on its financial condition or results of operations.

NOTE 3	LIQUIDITY AND GOING CONCERN ISSUES
The Company, a development stage company, has suffered recurring losses from operations and at December 31, 2006 had a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.
The Company currently expects that cash raised from financing will continue to provide sufficient cash to fund its projected operations for the immediately foreseeable future and believes additional financing will be available if and when needed.

If the Company is unable to achieve projected operating results and/or obtain such additional financing if and when needed, management will be required to curtail growth plans and scale back planned development activities. No assurances can be given that the Company will be successful in raising additional financing should such financing be required by future operations.
Subsequent Events
In January 2007, the Company, in connection with the completion of a reverse triangular merger with a publicly traded company, Kreido Biofuels, Inc. (Kreido Biofuels), completed a private placement offering of $25 million with net proceeds to Kreido Biofuels of $23.9 million and the cancellation of $250,000 in indebtedness (Note 12).

NOTE 4	PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2006 and 2005 is summarized as follows:

	2006	2005
Furniture and fixtures	$43,000	$43,000
Machinery and equipment	617,000	461,000
Office equipment	115,000	110,000
Leasehold improvements	47,000	47,000

Total	822,000	661,000
Less accumulated depreciation and amortization	(500,000)	(409,000)

Net book value	$322,000	$252,000

Depreciation expense for the years ended December 31, 2006 and 2005 was $92,00 and $130,000, respectively, including related depreciation for capital leases. Equipment recorded under capital leases totaled $348,000 and $226,000 at December 31, 2006 and 2005, respectively.

NOTE 5	INCOME TAXES
Income taxes principally consist of minimum franchise taxes for the State of California. At December 31, 2006 and 2005, the Company had available net operating loss carry forwards totaling approximately $16,700,000 and $14,500,000 for both federal income tax purposes and California state tax purposes, which expire beginning in tax year 2010. Additionally, at December 31, 2006, the Company had state tax credits of approximately $400,000. For federal net operating losses generated before 1997, the carryforward period is 15 years. For federal net operating loss generated after 1997, the carryforward period is 20 years. For California state tax purposes, the Company’s net operating losses were classified under Eligible Small Business (ESB). For ESB net operating loss generated from January 1, 1994 through December 31, 1999, the carryforward period is 5 years. For ESB net operating loss generated beginning on January 1, 2000, the carryforward period is 10 years.
Deferred tax assets consist principally of the tax effect of net operating loss carry forwards. In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carry forwards in future tax returns, the Company has fully reserved its deferred tax assets as of December 31, 2006 and 2005.

In addition, the utilization of net operating loss carry forwards may be limited due to restrictions imposed under applicable federal and state income tax laws due to a change in ownership.

NOTE 6	STOCK-BASED COMPENSATION
The Company has recorded in general and administrative expenses, $5,000 and $4,000 of compensation expense in 2006 and 2005, respectively, relating to stock options issued to non-employees for services rendered during those years.
Upon the adoption of SFAS123(R), the Company recorded $41,000 of compensation costs relating to stock options granted to employees. The amounts recorded represent equity-based compensation expense related to options that were issued in from 2001 to 2006. The compensation costs are based on the fair value at the grant date. There was no such expense recorded during our fiscal year 2005.
The fair value of the options issued during the year ended December 31, 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 4.45% and 5.18%, expected life of five (5) years and expected volatility or 0.01%.
Summary stock option activity is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Balance at December 31, 2004	471,853	$0.70
Granted	861,786	0.14
Exercised	—	—
Cancelled	(152,908)	0.10

Balance at December 31, 2005	1,180,731	0.13

Granted	50,950	0.10
Exercised	—	—
Cancelled	(199,125)	0.11

Balance at December 31, 2006	1,032,556	$0.28

For options granted under the intrinsic-value-based method, the Company recorded $5,000 and $4,000 of deferred compensation as additional paid-in capital based on the difference between the market price of the common stock and the option exercise price at the date of grant during 2006 and 2005, respectively. Related compensation expense of $14,000 and $33,000 was recognized in 2006 and 2005, respectively.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
Range of	Outstanding at	Average	Weighted-	Exercisable at	Weighted-
Exercise	December 31,	Remaining	Average Exercise	December 31,	Average Exercise
Prices	2006	Contractual Life	Price	2006	Price
$0.10	767,357	5.18	$0.10	602,747	$0.10
$0.70	3,000	2.68	0.70	3,000	0.70
$0.85	187,372	4.22	0.85	128,500	0.85
$1.00	45,948	3.48	1.00	45,948	1.00
$1.40	22,779	0.83	1.40	22,779	1.40
$2.10	6,100	1.26	2.10	6,100	2.10

	1,032,556		$0.32	809,074	$0.32

NOTE 7	COMMITMENTS
Operating Leases
The Company has entered into two operating leases for corporate offices and laboratory space, with termination dates ranging from November 14, 2006 to August 31, 2007. Rent expense for the years ended December 31, 2006 and 2005 was $79,000 and $94,000, respectively.
At December 31, 2006, future minimum payments under these non-cancelable lease agreements are $37,000 for 2007 with no lease commitments beyond 2008, currently.

NOTE 8	CAPITAL LEASES
The Company has entered into capital leases for various equipment.
At December 31, 2006, future minimum lease payments on these leases are as follows:

Year Ending December 31,	Amount
2007	$68,000
2008	31,000
2009	28,000
2010	25,000

Total lease payments	152,000
Less — interest	36,000

Present value of lease payments	116,000
Less — current portion	50,000

$66,000

NOTE 9	CONVERTIBLE NOTES PAYABLE
During 2001, the Company issued $2,519,000 of unsecured convertible notes payable with interest rate of 9% and were due at various dates from January through November 2002. The notes were automatically convertible into the Series of Preferred Stock having the lowest conversion price of Series A, B or C Preferred Stock upon the occurrence of certain events, as defined.
During 2002, the Company secured additional financing of $2,575,000 in convertible notes payable. On April 12, 2002, the Company amended all existing notes to a due date of November 30, 2002 in accordance with a Bridge Financing — Series C Preferred Stock offering. Warrant coverage was provided for the extension of the existing loans as well as new bridge financing. In December 2002, $4,803,000 of these notes, including accrued interest of $423,000 and accounts payable of $29,000, were converted into Series C Convertible Preferred Stock (Note 10).
The remaining two convertible notes of $171,000 bore interest of 8% per annum and were due December 24, 2003. In April 2004, the balance of these notes, including accrued interest of $21,000 were converted into new notes with interest at 10% per annum and extended the maturity dates to May 31, 2004 and December 31, 2004.
During 2003, the Company issued secured convertible notes for $727,000. On October 1, 2003, the Company amended all the notes issued in 2003 to a due date of November 30, 2003 in accordance with a Bridge Financing — Series C preferred stock second closing. On November 13, 2003, these notes and accrued interest of $18,000 were converted into Series C convertible preferred stock (Note 10).
From January to March 2004, the Company issued secured convertible notes for $850,000. These notes bore interest of 10% per annum and were due June 30, 2004. In April 2004, these notes, including accrued interest of $18,000 were converted into Series B1 preferred stock (Note 10).
Also in April 2004, notes due December 24, 2003 for $192,000 were converted to new convertible notes bearing an interest of 10% per annum due December 31, 2004.
From June to October 2004, the Company issued convertible notes for $1,405,000. These notes bore interest of 10% per annum and were due November 29, 2004. In November 2004, the Company paid off all existing notes and raised additional working funds by issuing new secured convertible notes totaling $2,068,000 bearing interest of 10% per annum and due July 29, 2005. A portion of the new funds were held in escrow to be released by the note holders in January 2005 at their discretion.
From January to October 2005, the Company issued convertible notes totaling $3,233,000. These notes bore interest ranging from 10% to 12% per annum and were due February 28, 2006. A portion of the new funds were held in escrow to be released by the note holders in 2006 at their discretion.
From July to December 2006, the Company issued convertible notes totaling $1,370,000. Notes for $1,000,000 bore interest of 12% while the remaining notes for $370,000 are non-interest bearing. The notes matured in January 2007.

The balances of convertible notes payable at December 31, 2006 and 2005 were $6,671,000 and $5,301,000, respectively. All notes were either paid off or converted into equity in January 2007.
In 2004, the Company issued a non-interest bearing unsecured note payable to a former officer in the amount of $17,000. This note was payable in monthly installments of $3,000 and was fully paid in April 2005. In 2005, in conjunction with a consulting contract, the Company issued a new non-interest bearing unsecured note payable to this same former officer in the amount of $12,000 payable in full on December 31, 2008 with an initial payment of $2,000. The balance of this note payable at December 31, 2006 was $10,000 and was paid off in January 2007.

NOTE 10	STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
The Company’s Amended and Restated Articles of Incorporation (Articles) authorize the issuance of two classes of shares designated as common stock and preferred stock, each having no par value. The numbers of shares of common stock and preferred stock authorized are 150,000,000 and 100,000,000, respectively. Preferred stock currently consists of Series A1 (549,474 shares designated) and Series B1 (13,783,783 shares designated).
Common Stock
Common stockholders are entitled to receive dividends when and if declared by the Board of Directors, to share ratably in the proceeds of any dissolution or winding up of the Company and to vote on certain matters as provided in the Articles. No dividends can be declared or paid to common stockholders unless and until all accrued and unpaid dividends on the Series B1 preferred stock have been paid to Series B1 preferred stockholders. Shares of common stock are subject to transfer restrictions and certain rights of first refusal relating to the securities laws, the bylaws of the Company and, in certain cases, specific agreements with the Company and the preferred stockholders.
Restricted Common Stock
Restricted common stock has all the rights of a common stock but is subject to certain vesting schedules as defined in the individual stock grant agreements.
During 1999, in conjunction with the issuance of convertible notes payable, a stockholder of the Company placed 32,221 shares of common stock in escrow. The shares were subject to forfeiture if the convertible notes were converted into shares of Series A convertible preferred stock. In 2000, the convertible debt was converted into Series A convertible preferred stock. The amount of shares forfeited by the stockholder was reduced to 30,073 shares and 2,148 shares were returned to the stockholder. The value of the shares returned to the stockholder was not material to the financial statements.
In April 2004, the Company issued a total of 1,062,534 shares of restricted common stock in exchange for the cancellation of certain stock options. Upon the departure of one of the holders of the restricted common stock, 436,361 shares were cancelled. The total amount of vested shares was 558,348 and 497,856 as of December 31, 2006 and 2005, respectively.

In August 1999, the Company issued 165,000 shares of Series A convertible preferred stock for total cash consideration of $1,155,000. These shares were issued to venture capital firms and private investors. In December 1999, the Company issued an additional 77,561 shares of Series A convertible preferred stock to private investors as consideration for convertible promissory notes payable totaling $543,000.
In August 2000, the Company issued 200,000 shares of Series B convertible preferred stock for total cash consideration of $1,500,000. These shares were issued to venture capital firms and private investors. In addition, throughout 2000, the Company issued an additional 106,916 shares of Series A convertible preferred stock to private investors as consideration for convertible promissory notes payable and accrued interest totaling $637,000.
In December 2002, the Company issued 7,250,785 shares of Series C convertible preferred stock for a total cash consideration of $1,995,000 and conversion of notes payable of $4,803,000, including accrued interest of $423,000 and accounts payable of $29,000. These shares were issued to venture capital firms and private investors.
In November 2003, the Company issued 1,173,010 shares of Series C convertible preferred stock for a total cash consideration of $429,000 and conversion of notes payable of $745,000, which included accrued interest of $18,000. These shares were issued to venture capital firms and private investors.
On November 26, 2003, the Company’s Board of Directors declared a 10 to 1 reverse stock split of all the Company’s issued and outstanding shares of common stock, Series A preferred stock, Series B preferred stock and Series C preferred stock. The number of shares, warrants and options outstanding and per share data has been restated to reflect the reverse stock split.
In connection with the reverse stock split, the Company repurchased the following split shares of common and convertible stock:

	Number of
	Shares	Amount
Common Stock	1	$1.00
Series A	9	9.00
Series B	3	3.00
Series C	12	12.00

	25	$25.00

In April 2004,, the Company converted the outstanding amount of Series A and Series B convertible preferred stock into 549,474 shares of Series A1 convertible preferred stock for total of $3,628,000.
In April 2004, the Company issued 10,011,355 shares of Series B1 convertible preferred stock for total cash consideration of $720,000, conversion of notes payable of $868,000, which included accrued interest of $18,000 and conversion of all the outstanding Series C convertible preferred stock of $8,424,000. These shares were issued to venture capital firms and private investors.

In April 2004, certain notes that expired in December 2003 were renegotiated and warrants to purchase 95,803 shares of Common at $0.85 were issued as part of the re-financing. The warrants expire in 5 years.
The rights, preferences and privileges of the Series A1 and Series B1 preferred stock are listed below:
Conversion Rights
Each share of the preferred stock outstanding is convertible, at the option of the holder, into common stock at the rate of one share of common stock for each share of the preferred stock, adjustable for certain dilutive events.
Such conversion will occur automatically upon the closing of a registered public offering of the Company’s common stock that yields aggregate proceeds to the Company of at least $30,000,000 at a per share price of at least $5.00.
Dividend Rights
Each fiscal year, the holders of shares of Series B1 Preferred Stock are entitled to receive, before any dividends are paid or declared and set aside for the Series A1 Preferred Stock or the Common Stock, out of funds legally available for that purpose, cumulative dividends at a rate of eight percent (8%) per annum, payable in cash only. Such cumulative dividends accrue from the date of issuance and are calculated through the earliest of (I) the conversion of Series B1 Preferred Stock into Common Stock, (ii) the redemption of Series B1 Preferred Stock or (iii) the liquidation, dissolution or winding up of the Company. The holders of the Series B1 Preferred Stock are entitled to participate, on an as-converted basis, in all dividends, whether payable in cash, property or stock, that are declared on any of the Common Stock. Cumulative dividends for Series B1 Preferred Stock as of December 31, 2006 and 2005 were $2,155,000 and $1,354,000, respectively.
Each fiscal year, the holders of shares of Series A1 Preferred Stock are entitled to receive, before any dividends are paid or declared and set aside for the Common Stock, out of funds legally available for that purpose, cumulative dividends at a rate of eight percent (8%) per annum, payable in cash only. Such cumulative dividends accrue from the date of issuance and are calculated through the earliest of (I) the conversion of Series A1 Preferred Stock into Common Stock, (ii) the redemption of Series A1 Preferred Stock or (iii) the liquidation, dissolution or winding up of the Company. The holders of the Series A1 Preferred Stock are entitled to participate, on an as-converted basis, in all dividends, whether payable in cash, property or stock, that are declared on any of the Common Stock. Cumulative dividends for Series A1 Preferred Stock as of December 31, 2006 and 2005 were $850,000 and $534,000, respectively.
Preference Events
Any transactions or series of related transactions, resulting in the sale of 50% or more of the voting power or assets of the Company and any merger, consolidation or similar transaction will be deemed liquidation, triggering the liquidation preference on the Preferred Stock. In the case of any liquidation involving a merger, consolidation, or similar transaction, accrued but unpaid dividends shall be paid to the extent earned.

Liquidation Preference
On any liquidation of the Company holders of Series B1 Stock will receive their purchase price per share, plus accrued but unpaid dividends, if any, which liquidation rights shall be senior to the rights of holders of all other classes or series of capital stock of the Company. After the Series B1 Stockholders have received their liquidation preference, the holders of the Series A1 shall receive $9.00 per share, plus accrued but unpaid dividends. Thereafter, any remaining proceeds shall be divided among the holders of the Preferred Stock (on an as converted basis) and the holders of the Company’s Common Stock on a pro-rata basis.
The Company is required to redeem any and all outstanding shares of Convertible Preferred Stock any time prior to the Redemption Deadline, as defined, upon the written request from the holders of at least a majority of the outstanding Convertible Preferred Stock, voting together as a single class on an as-converted basis, to the extent legally permitted, in accordance with the schedule and percentages below:
On or before the fifth anniversary of the Original Issue Date (the “First Redemption Date”), the Company shall redeem 33-1/3% of all shares of Convertible Preferred Stock outstanding on the First Redemption Date (determined on a pro rata basis in accordance with the number of such shares held by each holder thereof). No redemptions of the Series A1 Preferred Stock shall occur unless and until 33-1/3% of all shares of Series B1 Preferred Stock outstanding on the First Redemption Date have been redeemed.
Provided that the Company has fully satisfied the redemption obligations set forth above, on or before the sixth anniversary of the Original Issue Date (the “Second Redemption Date”), the Company shall redeem 50% of all shares of Convertible Preferred Stock outstanding on the Second Redemption Date (determined on a pro rata basis in accordance with the number of such shares held by each holder thereof). No redemptions of the Series A1 Preferred Stock shall occur unless and until 50% of all shares of Series B1 Preferred Stock outstanding on the Second Redemption Date have been redeemed.
Provided that the Company has fully satisfied the redemption obligations set forth above, on or before the seventh anniversary of the Original Issue Date (the “Third Redemption Date”), the Company shall redeem 100% of all shares of Convertible Preferred Stock outstanding on the Third Redemption Date. No redemptions of the Series A1 Preferred Stock shall occur unless and until 100% of all shares of Series B1 Preferred Stock outstanding on the Third Redemption Date have been redeemed.
The price per share to be paid by the Company for the redemption of the Convertible Preferred Stock shall be the then-effective Stated Value of each such share of Convertible Preferred Stock.
Voting Rights
Holders of preferred stock are generally entitled to vote together with holders of common stock on matters presented for shareholder action as if such shares were converted to common stock.

Warrants
On November 7, 2000, the Company issued detachable stock purchase warrants to a bank to purchase 2,333 shares of Series B preferred stock at $7.50 per share in connection with an equipment note payable. The warrants expire on November 7, 2007. The fair value of the warrants on the date of issuance of $10,578 was calculated using the Black-Scholes option pricing model and the following assumptions: contractual life of seven years; no dividends; risk free interest rate of 6.50%; and volatility of 50%. The fair value of the warrants was recorded as debt issuance costs and offset against the Series B convertible preferred stock in the accompanying balance sheet. Debt issuance costs were amortized to interest expense over the term of the note.
In connection with the issuance of convertible notes payable in 2002 (Note 9), the Company issued detachable stock purchase warrants to purchase 371,125 shares of common stock to the note holders. The warrants expire in five years. The fair value of the warrants at the dates of issuance of $287,645 was calculated using the Black-Scholes option pricing model and the following assumptions: contractual life of five years; no dividends; risk free interest rates of 3.03% to 4.5%; and volatility of 0.01%. The fair value of the warrants was recorded as a discount to the convertible notes and additional paid-in capital in the accompanying balance sheet. This discount was amortized to interest expense upon the conversion of the related notes to Series C convertible preferred stock.
In connection with the issuance of Series C convertible preferred stock in 2002, the Company modified the terms of the existing 779,763 warrants outstanding and adjusted the exercise price to $1.00 per share and the term to six years as an inducement to the note holders to convert. The fair value of the warrants as a result of the modification was $130,851 calculated using the Black-Scholes option pricing model with the following assumptions: contractual life of six years; no dividends; risk free rate of 3.0%; and volatility of 0.01%. The fair value of repriced warrants was recorded as other expense.
In connection with the issuance of convertible notes payable in 2003 (Note 9), the Company issued detachable stock purchase warrants to purchase 213,677 shares of common stock to the note holders. The warrants expire in five years. The fair value of the warrants at the date of issuance of $57,353 was calculated using the Black-Scholes option pricing model and the following assumptions: contractual life of five years; no dividends; risk free interest rates of 2.97% and volatility of 0.01%. The fair value of the warrants was recorded as a discount to the convertible notes and additional paid-in capital in the accompanying balance sheet. This discount was amortized to interest expense upon the conversion of the related notes to Series C convertible preferred stock.
In 2003, the Company issued 71,250 warrants to purchase common stock and Series C preferred stock to a consultant. The warrants expire in six years. The fair value of the warrants at the date of issuance of $16,000 was calculated using the Black-Scholes option pricing model and the following assumptions: contractual life of five years; no dividends; risk free interest rates of 2.97% and volatility of $0.01%.
In connection with the issuance of convertible notes payable from January to March 2004 (Note 9), the Company issued detachable stock purchase warrants to purchase 300,000 shares of Series B1 convertible preferred stock and issued detachable stock purchase warrants to purchase 62,500 shares of common stock to the note holders. The warrants were to expire in five years. The fair value of the warrants at the date of issuance of $40,000 was calculated using the Black-Scholes option pricing model and the following assumptions: contractual life of five years; no dividends; risk free interest rates from 3.03% to 3.58% and volatility of 0.01%. Additionally, convertible debt had a beneficial conversion feature of $42,000. The fair value of the warrants and beneficial conversion feature was recorded as a discount to the convertible notes and additional paid-in capital in the accompanying balance sheet. This discount was amortized to interest expense upon the conversion of the related notes to Series B1 convertible preferred stock.

In connection with the conversion of the notes to Series B1 convertible preferred stock, the Company exchanged existing warrants to purchase 1,057,414 of common and preferred stock into new warrants to purchase common stock at $0.10 per share. The fair value of the new warrants was $21,000 calculated using the Black-Scholes option pricing model with the following assumptions: contractual life of five years; no dividends; risk free rate of 3.58%; and volatility of 0.01%. The fair value of exchanged warrants was recorded as other expense.
In connection with the issuance of convertible notes payable from June to October 2004 (Note 9), the Company issued warrants to purchase 890,289 shares of Series B1 preferred stock and warrants to purchase 1,102,552 shares of default stock. The warrants expire in five years. The fair value of the warrants at the date of issuance of $597,000 was calculated by using the Black-Scholes option pricing model and the following assumptions: contractual life of five years; no dividends; risk free interest rates from 3.40% to 3.72% and volatility of 0.01%.
With the issuance of convertible notes payable from January to October 2005 (Note 9), the Company issued warrants to purchase 2,388,065 shares of Series B1 preferred stock. The warrants expire in five years. The fair value of the warrants at the date of issuance of $761,000 was calculated by using the Black-Scholes option pricing model with the following assumptions: contractual life of five years; no dividends; risk free interest rates from 3.72% to 4.32% and volatility of 0.01%.
In connection with the issuance of convertible notes payable from July to December 2006 (Note 9), the Company issued warrants to purchase 500,008 shares of Series B1 preferred stock. The warrants expire in five years. The fair value of the warrants at the date of issuance of $191,000 was calculated by using the Black-Scholes option pricing model and the following assumptions: contractual life of five years; no dividends; risk free interest rates from 4.47% to 5.19% and volatility of 0.01%.
The fair value of the warrants was recorded as a discount to the convertible notes and additional paid-in capital in the accompanying balance sheet. This discount is being amortized to interest expense over the term of the related convertible notes. The net unamortized discount at December 31, 2005 and 2004 were $1,172,000 and $570,000, respectively.
In 2005 and 2004, the Company issued 80,950 and 54,200, respectively, of warrants to purchase Series B1 preferred stock to three consultants. The warrants expire in five years. The fair value of the warrants at the date of issuance of $15,000 in 2005 and $9,000 in 2004 was calculated using the Black-Scholes option pricing model and the following assumptions: contractual life of five years; no dividends; risk free interest rates of 3.37% to 4.35% and volatility of 0.01%.

A summary of warrant activity is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2004	3,590,034	$0.73
Granted	3,658,796	1.00
Exercised	—	—
Cancelled	—	—

Balance at December 31, 2005	7,248,830	0.87
Granted	602,011	1.00
Exercised	—	—
Cancelled	—	—

Balance at December 31, 2006	7,850,841	$0.88

The weighted average exercise price assumes the default preferred strike price will be $1.00.

NOTE 11	RELATED PARTY TRANSACTIONS
During 2006 and 2005, law firms, of which certain members are stockholders of the Company, were paid $7,000 and $54,000 for legal services performed on behalf of the Company. As of December 31, 2006 and 2005, amounts due to the law firms were $78,000 and $1,000, respectively. Additionally, one of the board of directors performed consulting services for the Company and was paid $72,000 and $40,000 in 2006 and 2005, respectively.

NOTE 12	SUBSEQUENT EVENT
In January 2007, Kreido Laboratories completed a reverse triangular merger with a publicly traded company, Kreido Biofuels, Inc. (Kreido Biofuels). In connection with the merger, Kreido Biofuels completed a private placement offering of $25 million with net proceeds to Kreido Biofuels of $23.3 million and the repayment of $123,000 in indebtedness. As part of this transaction, all Preferred Stock and convertible notes were converted to Common Stock of Kreido Biofuels and payment of all accumulated Preferred Stock dividends were waived. Additionally, all outstanding warrants were converted to Common Stock of Kreido Biofuels on a net exercise basis as determined by the Board of Directors in conjunction with the reverse merger.
The reverse merger was accounted for as a recapitalization for accounting treatment purposes.

KREIDO BIOFUELS, INC. AND SUBSIDIARY
PRO FORMA CONSOLIDATED BALANCE SHEET

		Kreido
		Biofuels,
		Inc.
		(formerly
	Kreido	Gemwood				Pro forma
	Laboratories	Productions, Inc.)		Pro forma		Consolidated
	December 31,	December 31,		Consolidating		December 31,
	2006 (audited)	2006 (unaudited)		Entry (unaudited)		2006 (unaudited)
ASSETS
Current Assets
Cash	$59,000	$—		$23,300,000	(6)	$23,359,000
Accounts Receivable	—	—		—		—

Total Current Assets	59,000	—		23,300,000		23,359,000
Furniture & equipment Fixed assets	322,000	—		—		322,000
Intangible assets — patents	788,000	—		—		788,000
Other assets	21,000	—		—		21,000

TOTAL ASSETS	$1,190,000	$—		$23,300,000		$24,490,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Convertible notes payable	$5,637,000	$—		$(5,637,000	)(1)	$—
Current portion of capital leases	50,000	—		—		50,000
Accounts payable	346,000	—		—		346,000
Advances payable	951,000	—		—		951,000

Total Current Liabilities	6,984,000	—		(5,637,000)		1,347,000
Capital leases less current portion	66,000	—		—		66,000
TOTAL LIABILITIES	7,050,000			(5,637,000)		1,413,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Stockholders’ equity (deficit) Series A1 convertible preferred stock, no par value. Authorized 549,474 shares; issued and outstanding 549,474	3,628,000	—		(3,628,000	)(2)	—
Series B1 convertible preferred stock, no par value. Authorized 13,783,783 shares, issued and outstanding 10,011,355 shares	10,011,000	—		(10,011,000	)(3)	—
Common Stock , no par value. Authorized 150,000,000 shares; issued and outstanding 720,501	103,000	—		(103,000	)(4)	—
Restricted common stock, no par value; issued and outstanding 641,786 shares	64,000	—		(64,000	)(4)	—
Common Stock $0.001 par value; 150,000,000 shares authorized; issued and outstanding 52,532,202 shares		3,000	(7)	27,000	(5)
				22,000	(6)	52,000
Warrant valuation	—	—		9,272,000	(6)	9,272,000
Additional paid in capital	3,469,000	44,000	(7)	18,733,000	(5)
				14,689,000	(6)	36,935,000
Accumulated deficit	(23,126,000)	(47,000)		—		(23,173,000)
Deferred compensation	(9,000)	—		—		(9,000)

TOTAL STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)	(5,860,000)	—		28,937,000		23,077,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL )	$1,190,000	$—		$23,300,000		$24,490,000

The accompanying notes are an integral part of these pro forma consolidated financial statements

(1)	Conversion of notes payable into 10,224,177 shares of Kreido Biofuels, Inc. common stock.

(2)	Conversion of Series A1 Preferred Stock into 619,946 shares of Kreido Biofuels, Inc. common stock.

(3)	Conversion of Series B1 Preferred Stock and certain warrants into 11,770,584 shares of Kreido Biofuels, Inc. common stock and warrants to purchase 294,530 shares of Kreido Biofuels, Inc. common stock.

(4)
Exchange of common stock, restricted common stock and certain warrants for 2,648,976 shares of Kreido Biofuels, Inc. common stock and warrants to purchase 276,804 shares of Kreido Biofuels, Inc. common stock.

(5)	Issuance of 25,263,683 shares of Kreido Biofuels, Inc. common stock for all outstanding common stock of Kreido Laboratories.

(6)
Issuance of 18,518,519 shares of Kreido Biofuels, Inc. Common Stock as part of the $25 million private placement offering. The allocation of the proceeds of $25 million, net of approximately $1.6 million in financing costs and $123,000 in paid Bridge notes.

(7)	8,750,000 shares of Kreido Biofuels, Inc. common stock retained by existing shareholders of Kreido Biofuels, Inc. as part of the merger.

KREIDO BIOFUELS, INC.
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
For the three month period ended December 31, 2006

			Pro forma
	Kreido	Kreido Biofuels, Inc.	Consolidating	Pro forma
	Laboratories	(formerly Gemwood)	Entry	Consolidated
	(Audited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross Profit	—	—	—	—
OPERATING EXPENSES
Research and development	1,520,000	—	—	1,586,000
Administrative expenses	1,004,000	17,000	—	1,021,000
Loss on sale of property and equipment	24,000	—	—	24,000
Loss on retirement of assets	43,000	—	—	43,000

Loss from operations	(2,591,000)	(17,000)	—	(2,608,000)
OTHER INCOME (EXPENSES)
Interest expense	(828,000)	—	—	(828,000)
Interest income	3,000	—	—	3,000
Other income	149,000	—		149,000

Total other income (expense)	(676,000)	—	—	(676,000)

Loss before income taxes	(3,267,000)	—	—	(3,284,000)
Income tax expense	(1,000)	—	—	(1,000)

NET LOSS FOR THE PERIOD	$(3,268,000)	$(17,000)	$—	$(3,285,000)

BASIC AND DILUTED LOSS PER SHARE	$(2.40)			$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,362,287			52,532,202 (1)

(1)	Shares used in the computation of wtd average shares outstanding consist, of the following:

Stockholders	Share amount
Kreido Biofuels, Inc. existing shareholders	8,750,000
Kreido Labs converted note holders	10,224,177
Kreido Labs Series A1 Preferred Stock	619,946
Kreido Labs Series B1 Preferred Stock	11,770,584
Kreido Labs Common Stockholders	2,648,976
Common Stock pursuant Kreido Biofuels, Inc.’s private placement offering	18,518,519

Total Common Stock outstanding	52,532,202

The accompanying notes are an integral part of these pro forma consolidated financial statements

EXHIBIT INDEX

Exhibit No.	Description	Reference

2.1
Agreement and Plan of Merger and Reorganization, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., a Nevada corporation, Kreido Acquisition Corp., a California corporation and Kreido Laboratories, a California corporation.
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

3.1	Amended and Restated Articles of Incorporation of Kreido Biofuels, Inc. (f/k/a Gemwood Productions, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-130606).

3.3	Amended and Restated Bylaws of Kreido Biofuels, Inc.*

4.1	Form of Investor Warrant of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

4.2	Form of Lock-Up Agreement by and between Tompkins Capital Group and each of the officers and directors of Kreido Biofuels, Inc., and certain stockholders of Kreido Laboratories.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.1	Escrow Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc., Joel A. Balbien and Gottbetter & Partners, LLP.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.2	Form of Subscription Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.3	Form of Registration Rights Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.4	Split-Off Agreement, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., Victor Manuel Savceda, Kreido Laboratories and Gemwood Leaseco, Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.5	Employment Agreement, dated November 1, 2006, by and between Kreido Laboratories and Joel A. Balbien.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.6	Form of Indemnity Agreement by and between Kreido Biofuels, Inc. and Outside Directors of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.7	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.8	Stock Option Agreement by and between Kreido Biofuels, Inc. and Joel A. Balbien dated as of January 12, 2007.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.9	Form of Incentive Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.10	Form of Non-Qualified Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.11	Employment Agreement, dated March 19, 2007, by and between Kreido Biofuels, Inc. and John M. Philpott.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007 (File No. 333-130606).

10.12	Binding Term Sheet by and between Kreido Labratories and Tompkins Capital Group dated as of September 1, 2006*

10.13	Amendment to Binding Term Sheet by and between Kreido Labratories and Tompkins Capital Group dated as of October 25, 2006*

10.14	Form of Indemnity Agreement for officers and directors*

14.1	Code of Ethics*

21.1	Subsidiaries of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

23.1	Consent of Vasquez & Company LLP.*

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
_______________
* Filed herewith