Form 10QSB
period 2007-03-31
Kreido Biofuels, Inc.
filed 2007-05-17
CIK 1342219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 333-130606
KREIDO BIOFUELS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	20-3240178

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation Organization)	Identification No.)
1140 Avenida Acaso, Camarillo, California 93012
(Address of Principal Executive Offices)

(805) 389-3499 (Issuer’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At May 11, 2007 the issuer had 52,532,202 shares of common stock issued and outstanding.

FORM 10-QSB QUARTERLY REPORT
QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$20,886,000	$59,000
Other Current Assets	72,000	—

Total current assets	20,958,000	59,000
Property and equipment — net	1,923,000	322,000
Patents, less accumulated amortization of $296,000 and $278,000 in 2007 and 2006, respectively	802,000	788,000
Other assets	6,000	21,000

Total assets	$23,689,000	$1,190,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
Current liabilities
Current portion of convertible notes payable, net of discount of $1,044,000 in 2006 (Note 8)	$—	$5,637,000
Current portion of capital leases (Note 9)	43,000	50,000
Accounts payable	382,000	346,000
Accrued expenses	92,000	951,000

Total current liabilities	517,000	6,984,000
Capital leases, less current portion	133,000	66,000

Total liabilities	650,000	7,050,000

Stockholders’ equity (capital deficit) (Note 8)
Series C convertible preferred stock, no par value. Authorized 8,600,000 shares; no shares issues and outstanding
Series B convertible preferred stock, no par value. Authorized 200,00 shares; no shares issues and outstanding
Series A convertible preferred stock, no par value. Authorized 500,000 shares; no shares issued and outstanding
Series A1 convertible preferred stock, no par value. Authorized 549,474 shares; issues and outstanding were none and 549,474 shares as of March 31, 2007 and December 31, 2006, respectively	—	3,628,000
Series B1 convertible preferred stock, no par value. Authorized 13,783,783 shares; issued and outstanding were none and 10,011,355 shares as of March 31, 2007 and December 31, 2006, respectively	—	10,011,000
Common stock, $0.001 par value in 2007 and no par value in 2006. Authorized 150,000,000 shares issued and outstanding were 52,532,202 and 720,501 shares as of March 31, 2007 and December 31, 2006, respectively	52,000	103,000
Restricted common stock, $0.001 par value in 2007 and no par value in 2006; issues and outstanding were none and 641,786 shares as of March 31, 2007 and December 31, 2006, respectively	—	64,000
Additional paid-in capital	38,575,000	3,469,000
Warrant Valuation	8,076,000	—
Deferred compensation	(5,000)	(9,000)
Deficit accumulated during the development stage	(23,659,000)	(23,126,000)

Net stockholders’ equity (capital deficit)	23,039,000	(5,860,000)

Total liabilities and stockholders’ equity (capital deficit)	$23,689,000	$1,190,000

See notes to financials statements.

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			Period from
			January 13, 1995
	Three Months Ended	Three Months Ended	(Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
Operating expenses
Research and Development	$20,000	$331,000	$15,856,000
General and administrative expenses	704,000	147,000	5,556,000
Loss on sale of property and equipment	—	—	89,000
Loss from retirement of assets	—	—	318,000

Loss from operations	(724,000)	(478,000)	(21,819,000)
Other income (expenses)
Interest expense	—	(211,000)	(3,082,000)
Interest income	192,000	—	256,000
Other income	—	21,000	1,151,000
Other expenses	—	—	(154,000)

Total other income (expenses)	192,000	(190,000)	(1,829,000)

Loss before income taxes	(532,000)	(668,000)	(23,648,000)
Income tax expenses	1,000	1,000	11,000

Net loss	$(533,000)	$(669,000)	$(23,659,000)

Net loss per share — basic and diluted	$(0.01)	$(0.49)	$(0.45)

Shares used in computing net loss per share	52,532,202	1,362,287	52,532,202

See notes to financial statements.

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Statement of Stockholders’ Equity (Capital Deficit)

												Deficit
												Accumulated	Stockholders’
	Series A1 Convertible		Series B1 Convertible				Restricted		Additional			During the	Equity
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-In	Warrant	Deferred	Development	(Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Valuation	Compensation	Stage	Deficit)
Balance, January 1, 2007	549,474	$3,628,000	10,011,355	$10,011,000	720,501	$103,000	641,786	$64,000	$3,469,000	—	$(9,000)	$(23,126,000)	$(5,860,000)

Conversion of notes, accrued interest payable and related warrants, on a net exercise basis, to common stock at the converted acquisition basis	—	—	—	—	10,224,178	10,000	—	—	6,367,000	—	—	—	6,377,000
Conversion of Series A preferred stock to common stock at the converted acquisition basis	(549,474)	(3,628,000)	—	—	619,946	1,000	—	—	3,627,000	—	—	—	—
Conversion of Series B preferred stock to common stock at the converted acquisition basis	—	—	(10,011,355)	(10,011,000)	11,295,342	11,000	—	—	10,000,000	—	—	—	—
Conversion of existing Kreido Laboratories common stock to common stock at the converted acquisition basis	—	—	—	—	816,504	1,000	(641,786)	(64,000)	63,000	—	—	—	—

												Deficit
												Accumulated	Stockholders’
	Series A1 Convertible		Series B1 Convertible				Restricted		Additional			During the	Equity
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-In	Warrant	Deferred	Development	(Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Valuation	Compensation	Stage	Deficit)
Conversion of consulting warrants, on a net exercise basis to common stock at the converted acquisition basis	—	—	—	—	1,587,213	2,000	—	—	(2,000)	—	—	—	—
Common stock issued in connection with the acquisition old Kreido Biofuels common stock	—	—	—	—	8,750,000	(94,000)	—	—	94,000	—	—	—	—
Commons stock issued in connection with the $25 million January 2007 private placement offering	—	—	—	—	18,518,519	18,000	—	—	14,950,000	—	—	—	14,968,000
Warrants to purchase common stock issued in connection with the $25 million January 2007 private placement offering	—	—	—	—	—	—	—	—	—	8,076,000	—	—	8,076,000
Compensation expense	—	—	—	—	—	—	—	—	7,000	—	4,000	—	11,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(533,000)	(533,000)
Balance, March 31, 2007	—	$—	—	$—	52,532,202	$52,000	—	$—	$38,575,000	$8,076,000	$(5,000)	$(23,659,000)	$23,039,000

See notes to financial statements.

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Period from
	Three Months	Three Months	January 13, 1995
	Ended March 31,	Ended March 31,	(Inception) to
	2007	2006	March 31, 2007
Cash flows from operating activities
Net Loss	$(533,000)	$(669,000)	$(23,659,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,000	41,000	1,413,000
Loss on sale of assets	—	—	89,000
Loss on retirement of assets	—	—	318,000
Noncash stock compensation	11,000	15,000	830,000
Amortization of convertible debt discount	—	68,000	1,236,000
Inducement to convert debt discount	—	—	152,000
Inducement to convert debt	—	—	58,000
Changes in operating assets and liabilities:
Prepaid and other assets	(57,000)	(4,000)	(129,000)
Accounts payable and accrued expenses	40,000	(66,000)	1,390,000
Accrued interest on notes	—	140,000	507,000

Net cash used in operating activities	(495,000)	(475,000)	(17,795,000)

Cash flows from investing activities
Purchase of property and equipment	(1,554,000)	(1,000)	(2,295,000)
Proceeds from sale of assets	—	—	95,000
Investments in patent application	(32,000)	(54,000)	(1,351,000)

Net cash used in investing activities	(1,586,000)	(55,000)	(3,551,000)

Cash flows from financing activities
Proceeds from the issuance of Series A convertible preferred stock	—	—	938,000
Proceeds from the issuance of Series B convertible preferred stock	—	—	1,500,000
Proceeds from the issuance of Series C convertible preferred stock	—	—	2,424,000
Proceeds from the issuance of Series B1 preferred stock	—	—	720,000
Proceeds from the issuance of common stock warrants	—	—	217,000
Proceeds from the issuance of common stock	23,044,000	—	23,044,000
Proceeds from issuance of long-term debt	—	—	14,381,000
Principal repayment of long-term debt and capital leases	(136,000)	(10,000)	(992,000)

Net cash provided by (used in) financing activities	22,908,000	(10,000)	42,232,000

Net increase (decrease) in cash and cash equivalents	20,827,000	(540,000)	20,886,000
Cash and cash equivalents at beginning of period	59,000	1,002,000	—

Cash and cash equivalents at end of period	$20,886,000	$462,000	$20,886,000

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$13,000	$—	$347,000
Income taxes	1,000	1,000	11,000
See notes to financial statements.

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

			Period from
	Three Months	Three Months	January 13, 1995
	Ended March 31,	Ended March 31,	(Inception) to
	2007	2006	March 31, 2007
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment through capital leases	$73,000	$—	$833,000
Additions to machinery and equipment through settlement of capital lease	—	—	61,000
Additions to machinery and equipment through issuance of common stock	—	—	100,000
Conversion of notes payable into Series A preferred stock	—	—	1,180,000
Conversion of notes payable into Series C preferred stock	—	—	5,530,000
Conversion of accounts payable into Series C preferred stock	—	—	30,000
Conversion of accrued interest into Series C preferred stock	—	—	441,000
Warrants issued in connection with convertible notes	—	—	2,007,000
Conversion of Series A preferred stock into Series A1 preferred stock	—	—	2,118,000
Conversion of Series B preferred stock into Series A1 preferred stock	—	—	1,511,000
Conversion of Series C preferred stock into Series B1 preferred stock	—	—	8,414,000
Conversion of notes payable in to Series B1 preferred stock	—	—	850,000
Conversion of accrued interest into Series B1 preferred stock	—	—	18,000
Conversion of accrued interest into notes payable	—	—	72,000
Conversion of notes payable into common stock	5,637,000	—	5,637,000
Conversion of accrued interest into notes payable	863,000	—	863,000
Conversion of Series A preferred stock into Series A1 common stock	3,628,000	—	3,628,000
Conversion of Series B preferred stock into Series A1 common	10,011,000	—	10,011,000
Conversion of Kreido Laboratories common stock into common stock	167,000	—	167,000
See notes to financial statements.

Kreido Biofuels, Inc.
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
NOTE 1 BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of Kreido Biofuels, Inc. (“Kreido” or “the Company”) at March 31, 2007 and for the three month period ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. They do not include all information and notes required by United States generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Kreido’s Annual Report on Form 10-KSB for the period from inception (January 13, 1995) through December 31, 2006.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
NOTE 2 ORGANIZATION
Kreido Laboratories, formerly known as Holl Technologies Company, was incorporated on January 13, 1995 under the laws of the State of California. Since incorporation, Kreido Laboratories has been engaged in activities required to develop, patent and commercialize its products. Kreido Laboratories is the creator of reactor technology that is designed to enhance the manufacturing of a broad range of chemical products. The market for these products is developing in parallel to the Company’s activities. The Company considers itself a development stage enterprise because it has not yet earned significant revenue from its commercial products. The Company creates and intends to license innovative chemical and bio-chemical reacting systems.

Kreido Biofuels, Inc. was incorporated as Gemwood Productions, Inc. under the laws of the State of Nevada on February 7, 2005. It changed its name from Gemwood Productions, Inc. to Kreido Biofuels, Inc. on November 2, 2006. The Company took its current form on January 12, 2007 when Kreido Laboratories completed a reverse triangular merger with Kreido Biofuels, Inc. (Note 8).
The cornerstone of Kreido Laboratories’ technology is its patented STT(™) (Spinning Tube in Tube) diffusional chemical reacting system, which is both a licensable process and a licensable system. In 2005, the company demonstrated how the STT™ could make biodiesel from vegetable oil with complete conversion and less undesirable by-products. The Company has continued to pursue this activity and is in the process of building a pilot production plant and developing the first of its commercial biodiesel production factories in the United States that it expects will produce approximately 30 million gallon per year.
NOTE 3 CONSTRUCTION IN PROGRESS AND PLANT DEVELOPMENT ACTIVITIES
Kreido has commenced development of one of its full scale biodiesel production plants (“full scale plant”) and one of its pilot biodiesel production plants (“pilot plant”). The Company is in the process of negotiating the lease for the site of the full scale plant. The pilot plant is being constructed in an existing biodiesel production facility. The Company expects to complete the construction of the pilot plant in 2007 and complete the full scale production plant in 2008. Total estimated costs to be incurred for construction of the two facilities are between $12,000,000 and $18,000,000. At March 31, 2007, construction expenditures of $1,545,000 have been incurred and recorded as construction-in-progress and, in addition, approximately $550,000 was committed through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after March 31, 2007.
NOTE 4 NET LOSS PER COMMON SHARE
Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted-average number of common and common equivalent shares outstanding during the period. For the three months ended March 31, 2007, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss. During the quarter ended March 31, 2007, the Company issued an additional 1,355,384 stock options under its 1,355,384 under its 2006 Equity Compensation plan.

		Period from
		Inception
	Three Months	(January 13,
	Ended	1995) through
	March 31, 2007	March 31, 2007
Weighted-average shares used to compute basic and diluted net loss per common share:	52,532,202	52,532,202

Securities convertible into shares of common stock not used because the effect would be anti-dilutive:
Stock options under the 2006 Equity Incentive Plan	1,355,384	—

Stock options under the 1997 Stock Compensation Program	1,164,983	—
Stock warrants related to private placement of common stock	18,518,519	—
Other stock warrants	571,334	—

	21,610,220	—

NOTE 5 PROPERTY AND EQUIPMENT
Property and equipment at March 31, 2007 and December 31, 2006 is summarized as follows:

	March 31, 2007	December 31, 2006
Furniture and fixtures	$43,000	$43,000
Machinery and equipment	270,000	270,000
Capitalized leases	423,000	347,000
Office equipment	121,000	115,000
Leasehold improvements	47,000	47,000
Construction in progress	1,545,000	—

Total	2,449,000	822,000
Less accumulated depreciation and amortization	(526,000)	(500,000)

Net book value	$1,923,000	$322,000

Depreciation expense for the three months ended March 31, 2007 and 2006 was $26,000 and $21,000, respectively.
NOTE 6 COMMON STOCK AGREEMENT
In January 2007, the Company completed a private placement offering of its common stock. The accredited investors purchased 18,518,519 units of our securities (“Unit”), at a purchase price of $1.35 per Unit. Each Unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $1.85 per share. The warrants expire January 12, 2012. The fair value of the warrants on the date of issuance was $8,075,000 and was calculated using the Black-Scholes option pricing model using the following assumptions: contractual life of 5 years; no dividends, risk free interest rate of 4.65% and volatility of 56.5%. The Company received proceeds from the offering of approximately $23 million, net of offering related costs and the repayment of $123,000 in outstanding short-term notes. Currently, the common stock purchased and the underlying shares of common stock for the warrants are unregistered. The Company has an obligation to register the common stock and shares underlying the warrants within 120 days from the registration filing date, February 14, 2007, otherwise they will be required to issue up to 15% of additional shares, based on the number of days the shares remain unregistered.
NOTE 7 STOCK-BASED COMPENSATION
The Company has recorded in general and administrative expenses, $4,000 and $2,000 of compensation expense for each of the three month periods ended March 31, 2007 and 2006, respectively, relating to stock options issued to non-employees for services rendered during those periods.
Upon the adoption of SFAS123(R), the Company recorded $7,000 and $13,000 of compensation costs relating to stock options granted to employees and non-employees for the three months ended March 31, 2007 and 2006, respectively. The amounts recorded represent equity-based compensation expense related to options that were issued from 2003 to 2006. The compensation costs are based on the fair value of the stock options at the grant date.
The fair value of the options issued during the for the three months ended March 31, 2007 were estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 4.52% and 4.78%, expected life of three and a half (3.5) years and expected volatility of 56.5%. Compensation cost for the issuance of stock options granted in 2007 will not be recorded until vesting commences beginning June 2007. There were no issuances in stock options for the three months ended March 31, 2006.

Summary stock option activity is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2006	1,164,984	$0.36
Granted	1,355,384	1.33
Exercised	—	—
Cancelled	—	—

Balance at March 31, 2007	2,520,368	$0.88

For options granted in prior years under the intrinsic-value-based method, the Company has recorded $4,000 of deferred compensation as additional paid-in capital based on the difference between the market price of the common stock and the option exercise price at the date of grant during 2006. Related compensation expense of $4,000 and $5,000 was recognized for the three months ended March 31, 2007 and 2006, respectively.
The following table summarizes information regarding options outstanding and options exercisable at March 31, 2007:

	Options Outstanding			Options Exercisable
	Outstanding at	Weighted-Average
Range of	March 31,	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Exercise Prices	2007	Contractual Life	Exercise Price	March 31, 2007	Exercise Price
$0.01 - 0.19	860,573	4.93	$0.09	665,009	$0.09
$0.20 - 0.89	225,312	2.45	0.77	220,732	0.77
$0.90 – 1.35	1,381,084	2.98	1.33	25,700	1.24
$1.36 – 2.53	53,399	3.23	2.45	53,399	2.45

	2,520,368		$0.88	964,484	$0.41

NOTE 8 RECAPITALIZATION
In January 2007, Kreido Laboratories completed a reverse triangular merger with Kreido Biofuels, Inc. (formerly known as Gemwood Productions, Inc.), a publicly traded company. In connection with the merger, Kreido completed a private placement offering issuing 18,518,519 shares of Kreido common stock at $1.35 per share and warrants to purchase 18,518,519 shares of Kreido common stock at an exercise price of $1.85 per share (see Note 6). As part of this transaction, outstanding Series A and Series B Preferred Stock of Kreido Laboratories and related warrants totaling $13,369,000 and 10,560,829 shares were converted to 12,390,530 shares of Common Stock of Kreido and warrants to purchase 294,530 shares of common stock of Kreido. All payments of all accumulated preferred stock dividends were waived. Outstanding convertible notes payable and related accrued interest of $6,501,000 were converted into 10,224,177 shares of common stock of Kreido. Additionally, all outstanding commons stock and certain warrants to purchase common stock of Kreido Laboratories were converted to 2,648,976 shares of common stock of Kreido on a net exercise basis as determined by the Board of Directors in conjunction with the reverse merger. The current shareholders of Kreido converted their existing common stock to 8,750,000 shares of Kreido. The reverse merger was accounted for as a recapitalization for financial accounting purposes.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR ANNUAL REPORT ON FORM 10-KSB FILED ON APRIL 4, 2007.
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
We took our current form on January 12, 2007, when our wholly-owned subsidiary, Kreido Acquisition Corp. (“Acquisition Sub”) and Kreido Laboratories executed a Merger Agreement and Plan of Reorganization (the “Merger Agreement”). On January 12, 2007, Acquisition Sub merged with and into Kreido Laboratories, with Kreido Laboratories remaining as the surviving corporation and as our wholly-owned subsidiary (the “Merger”).
The Merger was treated as a recapitalization of our company for accounting purposes. Our historical financial statements before the Merger were replaced with the historical financial statements of Kreido Laboratories in all filings with the Securities and Exchange Commission (“SEC”) subsequent to January 12, 2007. The offering provided net proceeds of approximately $23 million, which included the repayment of $123,000 in outstanding notes and the cancellation of indebtedness of approximately $250,000.
Concurrently with the closing of the Merger, we completed a private offering of 18,518,519 units of our securities (the “Units”) at a purchase price of $1.35 per Unit. Each Unit consisted of one share of our common stock and a warrant to acquire one share of our common stock at an exercise price of $1.85 per share. The warrants are exercisable for a period of five years from January 12, 2007.
Also contemporaneously with the closing of the Merger, Kreido split-off another wholly-owned subsidiary, Gemwood Leaseco, Inc., a Nevada corporation, through the sale of all of the outstanding capital stock of Gemwood Leaseco, Inc. (the “Split-Off”). As a consequence of the sale of Gemwood Leaseco, Inc., we discontinued all of our business operations which we conducted prior to the closing of the Merger, and spun off all material liabilities existing prior to that date in any way related to our pre-closing business operations. Our primary operations are now those formerly operated by Kreido Laboratories, as well as other business activities which we have developed since January 12, 2007, as described in this Prospectus.
As the result of the Merger, the Split-Off and the change in our business and operations from a day spa and salon services company to a technology company focusing on the production of biofuel, a discussion of the past financial results of our company is not pertinent and our financial results as consolidated with Kreido Laboratories, the accounting acquirer, are presented here. Thus, the discussion of our financial results addresses only Kreido Laboratories.

Kreido Laboratories is a corporation founded to develop proprietary technology for building micro-composite materials for electronic applications. In 1995, Kreido Laboratories began to develop the technology used in the design and assembly of our STT® Reactor. Kreido Laboratories thereafter sought to develop the technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the special chemical industries. We designed and developed the STT® Reactor which incorporates our proprietary “spinning tube-in-tube” design configuration to improve the speed and yield of chemical reactions. One of the EPA’s largest laboratories has been using our STT® Reactor-based technology since 2004 to develop and evaluate new chemical processes and develop and optimize protocols for use of the STT® Reactor by public and private entities. Beginning in the last quarter of 2005, Kreido Laboratories began to evaluate the advantages of the STT® Reactor specifically for the production of biodiesel. In the first quarter of 2006, Kreido Laboratories elected to focus exclusively on the biodiesel industry and began to prepare and execute our current business plan.
Plan of Operations
We plan to commercialize our proprietary equipment system for biodiesel production on an industrial scale and to become one of the leading providers of biodiesel in the United States and elsewhere. We expect to execute our business plan by generating revenues from multiple sources; 1) by building and operating our own STT® Reactor-based Biodiesel Production Units with an anticipated biodiesel production capacity of approximately 100 MMgpy by the end of 2008; 2) licensing our STT® Reactor-based technology to others which may require one of our production units to be in operation, and 3) in the longer term, by investing in businesses that will develop or use our STT® Reactor-based technology for production of biofuels and specialty chemicals.
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
We anticipate that we will execute our business strategy with the following actions:
•	place one pilot STT® Reactor in the field, producing ASTM-quality biodiesel;

•	hire additional construction project management, manufacturing, production plant operations, sales, marketing and business development personnel;

•	construct at least one of our own production plants equipped with STT® Production Units; and

•	enter into discussion with parties interested in licensing the STT® Production Units for both domestic and international biodiesel production.
We are developing three biodiesel production plants, each of which will employ our STT® Production Units. The development of the biodiesel production plants will require significant expenditures on equipment and materials and we expect to use a majority of the proceeds of the January 2007 private placement in the construction of the pilot and production plants. As feedstock and biodiesel prices change or as the demand for superior biodiesel production technology increases, we may determine that it is in our best interest to sell or license our STT® Production Units in the near term in lieu of building our second and third plants as soon as we currently plan. Because of the compact size of our reactor and ability to process different feedstocks, we believe that our STT® Production Unit technologies will provide us with cost and efficiency advantages when compared to companies developing conventional biodiesel plants. In the execution of our business plan, we anticipate that we will increase our number of employees in the next 12 months to approximately 85 employees.

The three plants planned for development are expected to be located in Chicago, Illinois and Wilmington, North Carolina as well as in a location to be determined for which we are negotiating with a large terminal operator with operations currently in the Gulf region, southeast and Pacific northwest region of the U.S..
Since our business over the next 18 months consist primarily of constructing up to three biodiesel production plants and pilot plant, the results of our operations and financial condition will reflect that of a biodiesel refinery, engineering and construction company. If we are successful in implementing our current business plan of building biodiesel production plants then our results of our operations should reflect that of a biodiesel refiner and marketer. Accordingly, the results of operations and cash flows for the three months ended March 31, 2007 and the fiscal year ended December 31, 2007 are not anticipated to be indicative of the results of operations and cash flows for future long-term periods.
We believe that we can satisfy our cash requirements for at least the next 8 months, however we may need to raise up to an additional $20 million in the fourth quarter of 2007 in order to support our current plan’s funding needs.
Consolidated Results of Operations for fiscal year ended March 31, 2007
Operating Expenses
Loss from operations for the three months ended March 31, 2007 was $724,000, resulting from $20,000 of research and development expenses and $704,000 of general and administrative expenses.
Other Income (Expense)
Other income (expense) for fiscal year 2006 was $192,000, comprised principally of interest income.
Net Loss
Net loss for the three months ended March 31, 2007 was $533,000, equivalent to a loss of $0.01 per common share.
Comparison of three months ended March 31, 2007 and 2006
Operating Expenses
Operating expenses in the three months ended March 31, 2007 increased by $246,000 compared to $478,000 for the same period in 2006. Research and development expense for the three months ended March 31, 2007 decreased by approximately $311,000, or 94%, compared to $331,000 for the same period in 2006. The decrease related to the shift away from research and development and into the commencement of the construction of the biodiesel production plants and our commercial STT reactor which are being capitalized. General and administrative costs increased to $704,000 for the three months ended March 31, 2007 from $147,000 for the same period in 2006. The increase was related to legal fees and consulting costs related to the Merger and private placement offering, increased costs associated with a public company and an increase in administrative personnel. We expect operating costs, especially general and administrative costs to increase over the next few years as construction activities increase and as we continue to grow and add personnel. Additionally, we will continue to incur additional costs associated with the requirements of operating as a public reporting entity.
Other Income (Expense)
Other income (expense) for the three months ended March 31, 2007 was other income of $192,000 compared to other expense of $190,000 for the same period in 2006. Other income for the three months ended March 31, 2007 consisted of interest income compared to the same period in 2006 consisting of $211,000 of interest expense offset by $21,000 of other income. We expect interest expense for 2007 to be minimal due to the conversion and retirement of debt in January 2007.

Net Loss
Net loss for the three months ended March 31, 2007 was $533,000, or a 20% decrease compared to the net loss of $669,000 for the same three month period for 2006. There were no net sales or gross profit for the three months ended March 31, 2007 and 2006. We expect to incur net losses for the next couple of years as we continue to construct our biodiesel production plants.
Liquidity and Capital Resources
Net cash used by operating activities for the three months ended March 31, 2007 was $495,000 and was comparable to the $475,000 used in operations for the same period in 2006.
Net cash used by investing activities for the three months ended March 31, 2007 was $1.6 million which was a significant increase from $55,000 used by investing activities for the same period in 2006. The cash used in 2007 consisted primarily of the purchase and construction of equipment and facilities associated with the building of our biodiesel production plants. Costs of the plants consisted of labor and overhead, engineering and general contractor costs and the purchase of equipment such as centrifuges, tanks, control panels and other equipment and machinery used in the construction of the plants. We also invested $32,000 and $54,000, respectively, in patents for the three months ended March 31, 2007 and 2006.
Net cash provided by financing activities for the three months ended March 31, 2007 was $22.9 million consisting primarily of the private placement sale of our common stock netting proceeds to us of approximately $23 million. This was offset by the repayment of outstanding notes and the payment of capital leases. The cash used in financing activities was $10,000 for payments of capital lease obligations for the three months ended March 31, 2006.
Concurrently with the closing on January 12, 2007 of the Merger of Acquisition Sub and Kreido Laboratories, which was treated as a recapitalization of our company for accounting purposes, we consummated a private offering of 18,518,519 units of our securities at a purchase price of $1.35 per Unit. Each Unit consisted of one share of our common stock and a warrant to acquire one share of our common stock at an exercise price of $1.85 per share. The warrants are exercisable for a period of five years from January 12, 2007. The private placement of the Units resulted in our receiving from the gross proceeds of approximately $25 million, net proceeds of approximately $23 million.
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
Revenue Recognition
Our revenues are expected to be derived from licensing our patented processes, leasing our patented equipment to carry out the licensed processes, providing on-going technical support and know-how, and in the future, the sale of biodiesel. Revenues from product sales will be recorded upon shipment. Revenues from technology licensing will be, based upon the nature of the licensing agreement, recorded upon billing due date established by contractual agreement with the customer or over the term of the agreement. For sales arrangements with multiple elements, we will allocate the undelivered elements based on the price charged when an element is sold separately. Through the end of March 31, 2007, we have recognized no significant commercial or licensing revenue. It is anticipated that once we have built and begin operating the commercial biodiesel production plants, the majority of revenue will be based upon the sale of biodiesel to distributors.
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
Depreciation and Amortization
The provision of depreciation of property and equipment is calculated when put into service on a straight-line method over the estimated useful lives of the related assets, generally ranging from five to seven years. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the lease term.
Patents
Capitalized patent costs consist of direct costs associated with obtaining patents. Patent costs are amortized on a straight-line basis over 15 years, which is the expected life beginning in the month that the patent is issued. Patent costs are capitalized beginning with the filing of the patent application.
Impairment of Long-Lived Assets
We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. No assets were determined to be impaired as of March 31, 2007 and December 31, 2006.

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
For periods prior to January 1, 2006, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. There is no stock-based compensation expense for the quarter ended March 31, 2007.
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
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 may have on our financial condition or results of operations.

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
We have incurred significant operating losses since our inception, and, as of March 31, 2007, we have accumulated a deficit of approximately $23.7 million. We may continue to incur operating losses, depending largely upon the commercial success of our STT® Reactor and STT® Production Units. To date, we have neither sold nor licensed any commercial-scale products. We will need to generate revenues in excess of our expenses to become profitable, and we may be unable to do so. If we do not become profitable, the value of our common stock may decline.
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
We anticipate that we will require additional capital in the future to sufficiently fund our operations. We may not be able to obtain additional capital on terms favorable to us or at all. We have consumed substantial amounts of capital to date, and we expect to increase our operating expenses over the coming years as we build our pilot unit and first production unit, expand our facilities and infrastructure and prepare for commercialization activities.
Based upon our projected activities, we believe an additional $20 million will be needed in the fourth quarter of 2007 in order to support our current operating plan’s funding needs. However, if this plan changes, we may require additional financing at an earlier time. Financing may not be available on terms acceptable to us or our investors, and may be available only on terms that would negatively affect the existing stockholders. If adequate funds are not available, we likely will not be successful in executing our business plan as anticipated and, as a result, we may be forced to cease operations and liquidate, in which case investors may not be able to receive any return of their invested capital.
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
We believe that our STT® Production Units will have higher yields and a less per gallon cost than conventional biodiesel production systems. This is based, in part, on what we believe will be favorable facilities construction costs. If the actual cost exceeds the costs that we project to construct our planned production facilities, it would adversely affect the amortization of our capital costs. This in turn would decrease or eliminate certain of our anticipated costs advantages with respect to conventional biodiesel plants.

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
Moreover, in comparing the projected market price of biodiesel to the price of petrodiesel, we have estimated that the producer price for B100 when we project that our plants will first come on line will be $3.00 per gallon. According to the Energy Management Institute Alternative Fuels Indexsm, the average producer price of B100 diesel across 52 major metropolitan areas in the United States during the week ending May 10, 2007 was $3.28 per gallon, and net of site specific transportation and handling costs, it was $3.12 per gallon. It is possible that this price range will not remain the relevant price range for biodiesel in and after 2008. It is possible that potential oversupply conditions may adversely affect the price level or that demand for biodiesel may not be as strong as forecasted. If the wholesale price for biodiesel does not remain at a level that permits us to generate revenues in excess of our costs, after taking into account tax incentives and credits, then we may not become or remain profitable, in which case we might be forced to cease operations and liquidate.
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
We are dependent upon our officers for implementation of our business plan. Our key officers include Joel Balbien, our President and Chief Executive Officer, Philip Lichtenberger, our Senior Vice President of Operations and interim Chief Financial Officer, and Alan McGrevy, our Vice President of Engineering. We have recently appointed John M. Philpott as our Chief Accounting Officer and Larry Sullivan as our Chief Technology Officer. The loss of any of these officers could have a material adverse effect upon the anticipated results of our contemplated operations and financial condition and would likely delay or prevent the achievement of our contemplated business objectives. We do not maintain “key person” life insurance for any of our officers.
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
Our anticipated results of operation and financial condition will suffer if we cannot obtain or maintain governmental permits or licenses that are necessary for the operation of our biodiesel production units.
Our pilot plant and biodiesel production facilities operations will require licenses and permits from various governmental authorities. We believe that we will be able to obtain all necessary licenses and permits to carry on the activities that we contemplate. However, our ability to obtain, sustain or renew such licenses and permits will be subject to governmental regulations and policies which are subject to change. Our inability to obtain or retain any of these licenses or permits may have a material adverse effect on our anticipated results from operations and financial condition.
Our success will depend in part on our ability to protect our intellectual property.
Our success, competitive position and future revenues will depend in large part on our ability, to obtain, secure and defend patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights, and to operate without infringing on the proprietary rights of third parties. Our interest in these rights is complex and uncertain.
We hold five issued patents (plus one pending application for U.S. patents) on our STT® technology for biodiesel production in the United States and internationally. These issued patents expire between 2011 and 2023. We will seek to obtain additional patents that we believe may be required to commercialize our products, technologies and methods. We also have patent applications pending in several foreign jurisdictions. We anticipate filing additional patent applications both in the United States and in other countries, as appropriate. However, we cannot predict:
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

To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements with our employees, consultants and advisors. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.
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
In 2006, only 200 million gallons of biodiesel were produced in the United States. According to the National Biodiesel Board, as of January 31, 2007, there is a reported 864 MMgpy of biodiesel production capacity in the United States, with another 1.7 billion gallons per year under construction (for a total of 2,564 MMgpy) (see http://www.biodiesel.org/pdf_files/fuelfactsheets/Production_Capacity.pdf).
With such an increase in biodiesel production capacity in the United States, compared to historical production levels, there is risk that there will be a significant amount of excess biodiesel production capacity, thereby resulting in significant price competition and the closure of less competitive biodiesel facilities. Although this existing and pending capacity growth is very large compared to historical production levels, we believe that the market will purchase as much biodiesel as is available, so long as the prices for biodiesel (net of the impact of tax credits and other similar incentives) are competitive with those of petrodiesel.
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
The price of feedstock is influenced by market demand, weather conditions, animal processing and rendering plant decisions, factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. The principal feedstocks for biodiesel currently are soybean oil and palm oil and are the feedstocks most susceptible to price risk due to market demand. Factors affecting crop yield and planting decisions include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of feedstock is difficult to predict.

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
Sales of a significant number of shares of our common stock in the public market following the effectiveness of a registration statement on Form SB-2 could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market pursuant to this registration statement and otherwise, the supply of common stock will increase, which could decrease the price of our common stock. Some or all of the shares of common stock not being registered on the registration statement on Form SB-2, may be resold from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market shares of common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate after they have been held for two years. Substantially all of the former shareholders of Kreido Laboratories have entered into lock-up agreements pursuant to which they have agree to not sell the company shares issued to them in the Merger for a period of 12 months following the merger date of January 12, 2007.

Further, the Registration Rights Agreement mandates that if we fail to have the registration statement on Form SB-2 declared effective by the SEC by June 14, 2007, we will have to pay each purchaser of Units such number of Units as liquidated damages equal to five percent of the number of Units held by such purchaser. The total liquidated damages will be ten percent if the registration statement is not declared effective by July 14, 2007 and fifteen percent if the registration statement is not declared effective by August 13, 2007. We will have to pay similar liquidated damages should (i) sales of shares of common stock be unable to be made by purchasers of Units after the effective date of the registration statement under certain circumstances or (ii) if our common stock is not listed or included for quotation on an Approved Market or the trading of our common stock is suspended or halted on an Approved Market for more than two full, consecutive trading days with certain exceptions excusing such events. The issuance of these additional Units will dilute the percentage ownership of our other stockholders and the sale of these additional shares may depress the market price of our common stock. Approved Markets include the NASD Over-The-Counter Bulletin Board, the Nasdaq National Market, the Nasdaq Capital Market, the New York Stock Exchange, Inc. or the American Stock Exchange, Inc.
Our principal stockholders will have significant voting power and may take actions that may not be in the best interests of other stockholders.
Our officers, directors, principal stockholders, and their affiliates control a significant percentage of the outstanding shares of common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the common stock. This concentration of ownership may not be in the best interests of all our stockholders.
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
Item 3. CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. LEGAL PROCEEDINGS
Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 12, 2007, we closed a private offering of 18,518,519 Units of its securities to 81 accredited investors, as defined under Regulation D, Rule 501(a) promulgated by the SEC, raising an aggregate of $25,000,000 in cash and cancelled indebtedness, each Unit consisting of one share of Common Stock and an investor warrant to purchase one share of Common Stock for a period of five years at an exercise price of $1.85 per share. This offering was exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D as promulgated by the SEC. Each of the investors represented to us that he, she or it was an accredited investor and the reason therefore, that he, she or it received no advertising, article or other general form of solicitation in connection with the offer and sale of the Units. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved. We paid placement agent and finder’s fees of 7% of the purchase price of applicable Units to the registered broker-dealers and investment advisors that introduced us to purchasers of those Units.
On January 12, 2007, and in connection with the Merger, the Kreido Laboratories shareholders surrendered all of their issued and outstanding common stock of Kreido Laboratories and received shares of our common stock. Additionally, all of the issued and outstanding options to purchase shares of Kreido Laboratories common stock were exchanged for options to purchase shares of our common stock, and the holders of warrants to purchase 3,705,015 shares of Kreido Laboratories capital stock prior to the Merger converted their shares on a net exercise basis and the remaining warrant holders received new warrants to purchase shares of our common stock in the Merger. We have reserved 571,334 and 1,164,583 shares of our common stock, respectively, for issuance upon exercise of these new warrants and new options. These transactions were exempt from registration under Section 4(2) of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
We do not currently have a Nominating Committee of the board of directors of our company. Our board of directors anticipates that our board of directors will consist of five members. Our board of directors is looking for qualified candidates to fill the vacancies on our board of directors. Our directors hold office until the next meeting of the stockholders at which directors are elected, or until the earlier of their death, resignation or removal, or until their successors have been qualified.

Item 6. EXHIBITS
The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit No.	Description	Reference

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., a Nevada corporation, Kreido Acquisition Corp., a California corporation and Kreido Laboratories, a California corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

3.1	Amended and Restated Articles of Incorporation of Kreido Biofuels, Inc. (f/k/a Gemwood Productions, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-130606).

3.3	Amended and Restated Bylaws of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

4.1	Form of Investor Warrant of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

4.2	Form of Lock-Up Agreement by and between Tompkins Capital Group and each of the officers and directors of Kreido Biofuels, Inc., and certain stockholders of Kreido Laboratories.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.1	Escrow Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc., Joel A. Balbien and Gottbetter & Partners, LLP.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.2	Form of Subscription Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.3	Form of Registration Rights Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.4	Split-Off Agreement, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., Victor Manuel Savceda, Kreido Laboratories and Gemwood Leaseco, Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.5	Employment Agreement, dated November 1, 2006, by and between Kreido Laboratories and Joel A. Balbien.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.6	Form of Indemnity Agreement by and between Kreido Biofuels, Inc. and Outside Directors of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.7	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.8	Stock Option Agreement by and between Kreido Biofuels, Inc. and Joel A. Balbien dated as of January 12, 2007.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.9	Form of Incentive Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.10	Form of Non-Qualified Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.11	Employment Agreement, dated March 19, 2007, by and between Kreido Biofuels, Inc. and John M. Philpott.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007 (File No. 333-130606).

10.12	Binding Term Sheet by and between Kreido Labratories and Tompkins Capital Group dated as of September 1, 2006*	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.13	Amendment to Binding Term Sheet by and between Kreido Labratories and Tompkins Capital Group dated as of October 25, 2006*	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.14	Form of Indemnity Agreement for officers and directors*	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.15	Employment Agreement, dated April 4, 2007, by and between Kreido Biofuels, Inc. and Philip Lichtenberger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2007 (File No. 333-130606).

10.16	Employment Agreement, dated April 10, 2007, by and between Kreido Biofuels, Inc. and Alan McGrevy.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2007 (File No. 333-130606).

10.17	Employment Agreement, dated April 28, 2007, by and between Kreido Biofuels, Inc. and Larry Sullivan.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007 (File No. 333-130606).

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREIDO BIOFUELS, INC.
By:	/s/ Joel A. Balbien
Joel A. Balbien, CEO and Director
(Duly Authorized Officer and Principal Executive Officer)

Date:	May 15, 2007

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002