Form 10KSB/A
period 2006-12-31
Kreido Biofuels, Inc.
filed 2007-06-27
CIK 1342219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
COMMISSION FILE NUMBER 333-130606
KREIDO BIOFUELS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA (State or Other Jurisdiction of Incorporation Organization)	20-3240178 (I.R.S. Employer Identification No.)

1140 Avenida Acaso, Camarillo, California (Address of Principal Executive Offices)	93012 (Zip Code)
Issuer’s telephone number, including area code: (805) 389-3499
Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
Securities registered pursuant to Section 12(g) of the Exchange Act: NONE
     Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☑
     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes ☑     No ☐
     Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☑
     State issuer’s revenues for the most recent fiscal year approximately $0
     The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the issuer, computed by reference to the price at which the common stock was sold, as of June 21, 2007 was approximately $42,400,275 (officers and directors of the issuer are considered affiliates).
     At June 21, 2007 the issuer had 52,532,202 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Transitional Small Business Format (check one):   Yes ☐     No ☑

Item		Page

PART II

7.	Financial Statements

8A.	Controls and Procedures

8B.	Other Information

PART III

13.	Exhibits

EXPLANATORY NOTE
Kreido Biofuels, Inc., (“Kreido” or the “Company” or we) is filing this Amendment to our Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 4, 2007, to reflect the reclassification of redeemable preferred stock of Kreido Laboratories outstanding on December 31, 2006 (and converted to common stock of the Company in January, 2007) as mezzanine financing rather than in stockholders equity, as required by Rule 5-02 of SEC Regulation SX. The changes, which constitute a restatement, do not affect Kreido Laboratories’s or the Company’s assets, liabilities or statements of operations or cash flows at December 31, 2006. This Amendment includes the restated financial statements of Kreido Laboratories at December 31, 2005 and December 31, 2006 and a discussion of the disclosure controls considerations derived from the restatement. The associated report of our independent auditors is set forth in this Amendment and that firm’s consent is filed as an Exhibit to this Amendment.
As a result of this amendment, we are also filing the certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment.
Except as otherwise expressly stated for the items amended in this Form 10-KSB/A, this Amendment and the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 continue to speak as of the date of the filing of the Annual Report on Form 10-KSB, and we have not updated the disclosure contained herein to reflect events that have occurred since the date of that filing. This is necessary to preserve the nature and character of the information set forth in the items of the Annual Report as originally filed. Accordingly, this Amendment should be read in conjunction with the Annual Report on Form 10-KSB.
Pursuant to SEC Rule 12b-15, this Amendment sets forth the complete text of each item of Form 10-KSB referenced above as amended.

Part I
Item 7           FINANCIAL STATEMENTS
The audited financial statements of Kreido Laboratories (“Kreido Labs”) for the fiscal years ended December 31, 2006 and December 31. 2005, as restated, begin at page F-1.
Item 8A.       CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of Amendment No. 3 to our Registration Statement Form SB-2, our principal accounting officer, John Philpott CPA, communicated to our independent auditors, Vasquez & Company LLP, management and our Audit Committee the existence of an internal control deficiency that may constitute a material weakness under standards established by the Public Company Accounting Oversight Board. A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of financial statements will not be prevented or detected. As a result of our communications with Vasquez & Company LLP and further review conducted by management and our Audit Committee, we believe the following possible material weakness existed during the period covered by this Annual Report:
Our failure to present redeemable preferred stock in mezzanine equity, outside of permanent equity, as a public company under Rule 5-02 of Regulation SX. Preferred stock issued by Kreido Labs in fiscal 2004 and converted into shares of common stock in January 2007 in connection with the Merger was not classified as mezzanine equity on the December 31, 2005 and 2006 balance sheets as prescribed under applicable SEC accounting rules. This oversight resulted in the restatement of our financial statements for the fiscal year ended December 31, 2006 and the quarter ended March 31, 2007, as described in this Amendment. The restatement has no effect on the assets, liabilities, or statements of operations or cash flows of Kreido Labs or the Company.
Our management and our independent auditors, Vasquez & Company LLP, have discussed the possible material weakness described above with our Audit Committee. By implementing the remedial measures discussed below, management intends to improve its internal control over financial reporting and to avoid future material misstatements of our financial statements. Since the end of the period covered by this Amendment, we have implemented or are implementing the following measures:
On an ongoing basis, the Chief Accounting Officer will continue to review SEC accounting rules, including rules changes and interpretations, to determine applicability to the Company. The Company will obtain general educational guidance regarding applicable SEC accounting rules, including Rule 5-02 and the accounting classification of complex financial instruments from its independent auditors, Vasquez & Company LLP. After obtaining general educational guidance, the Company may also consult with other auditors for detailed educational guidance and implementation. The Chief Accounting Officer will report changes in SEC accounting rules, GAAP and interpretations of SEC accounting rules and GAAP, that may be applicable to the Company with the Chief Executive Officer, the Chief Financial Officer and the Audit Committee.
We are monitoring the effectiveness of these measures, and may take further action as we deem appropriate to strengthen our internal control over financial reporting. However, we do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been or will be detected.

An evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities Exchange Act of 1934). Based on that evaluation, due to the required reclassification described above, the Company’s management, including the Chief Executive Officer and Principal Accounting Officer, has concluded that the Company’s disclosure controls and procedures were not effective, as of the end of the period covered by this Annual Report. However, management believes that the consolidated financial statements included in this Annual Report fairly present, in all material respects, the financial position, results of operation and cash flows of Kreido Labs for the periods presented.
Item 8B.       OTHER INFORMATION
Changes in Internal Controls
No significant changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2006 that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the recently adopted changes in the Company’s internal controls over financial reporting described above do materially affect the Company’s internal controls over financial reporting.

Part III
Item 13.       EXHIBITS

Exhibit No.	Description	Reference
23.2.	Consent of Vasquez & Company LLP*

31.3	Certification of the Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.4	Certification of the Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.3	Certification of the Chief Executive Officer Provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.4	Certification of the Chief Executive Officer Provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed Herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREIDO BIOFUELS, INC.
By:	/s/ Joel A. Balbien
Joel A. Balbien, CEO and Director
(Principal Executive Officer)
Date: June 27, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joel A. Balbien Joel A. Balbien	Chief Executive Officer and Director (Principal Chief Executive)	June 27, 2007
/s/ Philip Lichtenberger Philip Lichtenberger	Chief Financial Officer	June 27, 2007
/s/ John M. Philpott John M. Philpott	Chief Accounting Officer (Principal Accounting Officer)	June 27, 2007
/s/ G.A. Ben Binninger G.A. Ben Binninger	Director	June 27, 2007
/s/ Betsy Wood Knapp Betsy Wood Knapp	Director	June 27, 2007

KREIDO BIOFUELS, INC.
(Formerly Gemwood Productions, Inc.)
CONSOLIDATED FINANCIAL STATEMENTS OF KREIDO BIOFUELS, INC.
INDEX

Page
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets – December 31, 2006 and 2005	F-2

Statements of Operations – For the Years Ended December 31, 2006 and 2005 and For the Period From January 13, 1995 (Inception of the Development Stage) to December 31, 2006	F-3

Statements of Stockholders’ Equity (Capital Deficit) – For the Years Ended December 31, 2006 and 2005	F-4

Statements of Cash Flows – For the Years Ended December 31, 2006 and 2005 and For the Period From January 13, 1995 (Inception of the Development Stage) to December 31, 2006	F-5 to F-6

Notes to Financial Statements	F-7 to F-22
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.4
EXHIBIT 32.3
EXHIBIT 32.4

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
As discussed in Note 10, the accompanying financial statements have been restated.
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
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 3 to the financial statements, the Company has incurred significant losses in recent years, has an accumulated deficit of $23,126,000 and a total capital deficit of $19,499,000 at December 31, 2006. It has used all of its available cash in its operating activities in recent years and has a significant working capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in these regards are also discussed in Note 3 to the financial statements. The aforementioned financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Vasquez & Company LLP
Los Angeles, California
March 30, 2007
(except for Notes 10 & 13, as to which the date is June 21, 2007)

Kreido Laboratories
(A Development Stage Company)
Balance Sheets

	December 31
	2006	2005
	(As Restated)	(As Restated)

ASSETS
Current assets
Cash and cash equivalents	$59,000	$1,002,000
Accounts receivable	—	1,000

Total current assets	59,000	1,003,000
Property and equipment — net (Note 4)	322,000	252,000
Patents, less accumulated amortization of $278,000 and $216,000 in 2006 and 2005, respectively	788,000	753,000
Other assets	21,000	6,000

Total assets	$1,190,000	$2,014,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
Current liabilities
Current portion of convertible notes payable, net of discount of $1,044,000 and $1,172,000 in 2006 and 2005, respectively (Note 9)	$5,637,000	$4,139,000
Current portion of capital leases (Note 8)	50,000	31,000
Accounts payable	346,000	226,000
Accrued expenses (Notes 9)	951,000	435,000

Total current liabilities	6,984,000	4,831,000
Capital leases, less current portion (Note 8)	66,000	29,000

Total liabilities	7,050,000	4,860,000

Redeemable preferred stock (Note 10) — Restatement
Series A1 convertible preferred stock, no par value. Authorized 549,474 shares; issued and outstanding 549,474 shares; liquidation preference $4,945,000	3,628,000	3,628,000
Series B1 convertible preferred stock, no par value. Authorized 13,783,783 shares; issued and outstanding 10,011,355 shares; liquidation preference $10,011,000	10,011,000	10,011,000
Series C convertible preferred stock, no par value. Authorized 8,600,000 shares; no shares issued and outstanding	—	—
Series B convertible preferred stock, no par value. Authorized 200,000 shares; no shares issued and outstanding	—	—
Series A convertible preferred stock, no par value. Authorized 500,000 shares; no shares issued and outstanding	—	—

Total redeemable preferred stock	13,639,000	13,639,000

Stockholders’ equity (capital deficit) (Notes 6 and 11)
Common stock, no par value. Authorized 150,000,000 shares issued and outstanding 720,501 shares	103,000	103,000
Restricted common stock, no par value; issues and outstanding 641,786 shares	64,000	64,000
Additional paid-in capital	3,469,000	3,241,000
Deferred compensation	(9,000)	(35,000)
Deficit accumulated during the development stage	(23,126,000)	(19,858,000)

Net stockholders’ equity (capital deficit)	(19,499,000)	(16,485,000)

Total liabilities and stockholders’ equity (capital deficit)	$1,190,000	$2,014,000

See accompanying auditor’s report and notes to financial statements

Kreido Laboratories
(A Development Stage Company)
Statements of Operations

			Period from
			January 13,
	Year Ended	Year Ended	1995 (Inception)
	December 31,	December 31,	to December 31,
	2006	2005	2006

Operating expenses
Research and Development	$1,520,000	$1,913,000	$15,836,000
General and administrative expenses (Note 12)	1,004,000	630,000	4,852,000
Loss on sale of property and equipment	24,000	26,000	89,000
Loss from retirement of assets	43,000	275,000	318,000

Loss from operations	(2,591,000)	(2,844,000)	(21,095,000)
Other income (expenses)
Interest expense	(828,000)	(534,000)	(3,082,000)
Interest income	3,000	3,000	64,000
Other income	149,000	178,000	1,151,000
Other expenses	—	—	(154,000)

Total other income (expenses)	(676,000)	(353,000)	(2,021,000)

Loss before income taxes	(3,267,000)	(3,197,000)	(23,116,000)
Income tax expenses	1,000	1,000	10,000

Net loss	$(3,268,000)	$(3,198,000)	$(23,126,000)

Net loss per share — basic and diluted	$(2.40)	$(2.35)	$(16.98)

Shares used in computing net loss per share	1,362,287	1,362,287	1,362,287

See accompanying auditor's report and notes to financial statements

Kreido Laboratories
(A Development Stage Company)
Statements of Stockholders’ Equity (Capital Deficit)
Period from January 13, 1995 (Inception) to December 31, 2006
(As Restated)

	Common Stock		Restricted Common Stock		Additional Paid-In	Deferred	Deficit Accumulated During	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	the Development Stage	(Capital Deficit)
Issuance of common stock to founders	750,000	$100,000	—	$—	$—	$—	$	$100,000
Net loss	—	—	—	—	—	—	(67,000)	(67,000)

Balance, December 31, 1995	750,00	100,000	—	—	—	—	(67,000)	33,000
Net loss	—	—	—	—	—	—	(130,000)	(130,000)

Balance, December 31, 1996	750,00	100,000	—	—	—	—	(197,000)	(97,000)
Net loss	—	—	—	—	—	—	(329,000)	(329,000)

Balance, December 31, 1997	750,00	100,000	—	—	—	—	(526,000)	(426,000)
Net loss	—	—	—	—	—	—	(292,000)	(292,000)

Balance, December 31, 1998	750,00	100,000	—	—	—	—	(818,000)	(718,000)
Issuance of Series A preferred stock	—	—	—	—	217,000	—	—	217,000
Stock option issuances	—	—	—	—	318,000	(287,000)	—	31,000
Net loss	—	—	—	—	—	—	(718,000)	(718,000)

Balance, December 31, 1999	750,000	100,000	—	—	535,000	(287,000)	(1,536,000)	1,188,000
Retirement of common stock	(30,073)	—	—	—	—	—	—	—
Deferred compensation — options/warrants	—	—	—	—	101,000	(101,000)	—	—
Compensation expense	—	—	—	—	—	88,000	—	88,000
Net loss	—	—	—	—	—	—	(1,935,000)	(1,935,000)

Balance, December 31, 2000	719,927	100,000	—	—	636,000	(300,000)	(3,471,000)	(3,035,000)
Common stock grant	575	3,000	—	—	—	—	—	3,000
Issuance of warrants in connection with convertible debt	—	—	—	—	304,000	—	—	304,000
Deferred compensation options	—	—	—	—	259,000	(259,000)	—	—
Compensation expense	—	—	—	—	—	141,000	—	141,000
Net loss	—	—	—	—	—	—	(3,308,000)	(3,308,000)

Balance, December 31, 2001	720,502	103,000	—	—	1,199,000	(418,000)	(6,779,000)	(5,895,000)
Issuance of warrants in connection with convertible debt	—	—	—	—	287,000	—	—	287,000
Deferred compensation options	—	—	—	—	61,000	(61,000)	—	—
Compensation expense	—	—	—	—	—	183,000	—	183,000
Repricing of warrants	—	—	—	—	131,000	—	—	131,000
Net loss	—	—	—	—	—	—	(3,436,000)	(3,436,000)

Balance, December 31, 2002	720,502	103,000			1,678,000	(296,000)	(10,215,000)	(8,730,000)
Issuance of warrants in connection with convertible debt	—	—	—	—	74,000	—	—	74,000
Compensation expense	—	—	—	—	—	183,000	—	183,000
Buy back of fractional shares	(1)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,989,000)	(2,989,000)

Balance, December 31, 2003	720,501	103,000	—	—	1,752,000	(113,000)	(13,204,000)	(11,462,000)
Issuance of consulting warrants and warrants in connection with convertible debt	—	—	—	—	—	—	—	—
Issuance of warrants for Conversion of Series C preferred stock to Series B1 preferred stock	—	—	—	—	709,000	—	—	709,000
Compensation expense	—	—	—	—	—	109,000	—	109,000
Issuance of restricted stock	—	—	641,786	64,000	—	(64,000)	—	—
Net loss	—	—	—	—	—	—	(3,456,000)	(3,456,000)

Balance, December 31, 2004	720,501	103,000	641,786	64,000	2,461,000	(68,000)	(16,660,000)	(14,100,000)
Issuance of warrants in connection with convertible debt	—	—	—	—	761,000	—	—	761,000
Issuance of consulting warrants	—	—	—	—	15,000	—	—	15,000
Issuance of stock options	—	—	—	—	4,000	—	—	4,000
Compensation expense	—	—	—	—	—	33,000	—	33,000
Net loss	—	—	—	—	—	—	(3,198,000)	(3,198,000)

Balance, December 31, 2005	720,501	103,000	641,786	64,000	3,241,000	(35,000)	(19,858,000)	(16,485,000)

Issuance of warrants in connection with convertible debt	—	—	—	—	191,000	—	—	191,000
Issuance of consulting warrants					37,000			37,000
Compensation expense	—	—	—	—	—	26,000	—	26,000
Net loss	—	—	—	—	—	—	(3,268,000)	(3,268,000)

Balance, December 31, 2006	720,501	$103,000	641,786	$64,000	$3,469,000	$(9,000)	$(23,126,000)	$(19,499,000)

See accompanying auditor’s report and notes to financial statements

Kreido Laboratories
(A Development Stage Company)
Statements of Cash Flows

			Period from
			January 13,
	Year Ended	Year Ended	1995 (Inception)
	December 31,	December 31,	to December 31,
	2006	2005	2006

Cash flows from operating activities
Net Loss	$(3,268,000)	$(3,198,000)	$(23,126,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,000	195,000	1,369,000
Loss on sale of assets	24,000	26,000	89,000
Loss on retirement of assets	43,000	275,000	318,000
Noncash stock compensation	44,000	37,000	819,000
Amortization of convertible debt discount	319,000	160,000	1,236,000
Inducement to convert debt discount	—	—	152,000
Inducement to convert debt	18,000	15,000	58,000
Warrants issued to consultants
Changes in operating assets and liabilities:
Accounts receivable	1,000	16,000	—
Other assets	(15,000)	17,000	(72,000)
Accounts payable	120,000	45,000	375,000
Accrued expenses	516,000	347,000	1,482,000

Net cash used in operating activities	(2,036,000)	(2,065,000)	(17,300,000)

Cash flows from investing activities
Purchase of property and equipment	(39,000)	(10,000)	(741,000)
Proceeds from sale of assets	10,000	85,000	95,000
Investments in patent application	(182,000)	(242,000)	(1,319,000)

Net cash used in investing activities	(211,000)	(167,000)	(1,965,000)

Cash flows from financing activities
Proceeds from the issuance of Series A convertible preferred stock		—	938,000
Proceeds from the issuance of Series B convertible preferred stock		—	1,500,000
Proceeds from the issuance of Series C convertible preferred stock		—	2,424,000
Proceeds from the issuance of Series B1 preferred stock		—	720,000
Proceeds from the issuance of common stock warrants		—	217,000
Proceeds from the issuance of common stock		—	—
Proceeds from issuance of long-term debt	1,370,000	3,232,000	14,381,000
Principal repayment of long-term debt and capital leases	(66,000)	(80,000)	(856,000)

Net cash provided by financing activities	1,304,000	3,152,000	19,324,000

Net increase (decrease) in cash and cash equivalents	(943,000)	920,000	59,000
Cash and cash equivalents at beginning of period	1,002,000	82,000	—

Cash and cash equivalents at end of period	$59,000	$1,002,000	$59,000

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$8,000	$26,000	$334,000
Income taxes	1,000	1,000	10,000
See accompanying auditor’s report and notes to financial statements

Kreido Laboratories
(A Development Stage Company)
Statements of Cash Flows

			Period from
			January 13,
	Year Ended	Year Ended	1995 (Inception)
	December 31,	December 31,	to December 31,
	2006	2005	2006

Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment through capital leases	$122,000	$—	$760,000
Additions to machinery and equipment through settlement of capital lease	—	—	61,000
Additions to machinery and equipment through issuance of common stock	—	—	100,000
Conversion of notes payable into Series A preferred stock	—	—	1,180,000
Conversion of notes payable into Series C preferred stock	—	—	5,530,000
Conversion of accounts payable into Series C preferred stock	—	—	30,000
Conversion of accrued interest into Series C preferred stock	—	—	441,000
Warrants issued in connection with convertible notes	—	761,000	2,007,000
Conversion of Series A preferred stock into Series A1 preferred stock	—	—	2,118,000
Conversion of Series B preferred stock into Series A1 preferred stock	—	—	1,511,000
Conversion of Series C preferred stock into Series B1 preferred stock	—	—	8,414,000
Conversion of notes payable in to Series B1 preferred stock	—	—	850,000
Conversion of accrued interest into Series B1 preferred stock	—	—	18,000
Conversion of accrued interest into notes payable	—	—	72,000
See accompanying auditor’s report and notes to financial statements

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
The Company is the creator of reactor technology that is designed to enhance the manufacturing of a broad range of chemical products. Leveraging its proprietary STT® reactor technology (named for its spinning tube-in-tube design), Kreido partners with clients to deliver cost-effective manufacturing solutions. The Company continues to develop partnerships with a variety of global companies. Committed to the progress of green chemistry, Kreido has collaborations with academia, industry, and government agencies like the Environmental Protection Agency (“EPA”).
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
Kreido Biofuels, Inc. was incorporated as Gemwood Productions, Inc. under the laws of the State of Nevada on February 7, 2005. It changed its name from Gemwood Productions, Inc. to Kreido Biofuels, Inc. on November 2, 2006. The Company took its current form on January 12, 2007 when Kreido Laboratories completed a reverse triangular merger with Kreido Biofuels, Inc. (Note 13).
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
Patents
Capitalized patent costs consist of direct costs associated with obtaining patents such as legal expenses and filing fees. Patent costs are amortized on a straight-line basis over 15 years, which is the expected life, beginning in the month that the patent is issued. Patent costs are capitalized beginning with the filing of the patent application.
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
Stock-Based Compensation
Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosures.” Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the intrinsic value method, the Company has recognized stock-based compensation common stock on the date of grant.
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
If the fair value based method under FAS 123 had been applied in measuring stock-based compensation expense for the year ended December 31, 2005, the pro forma effects on net loss and net loss per share would have been as follows:

		Period from January 13,
	Year Ended December	1995 (Inception) to
	31, 2005	December 31, 2005

Net Loss:
As reported	$(3,198,000)	$(19,858,000)
Add: stock -based employee compensation expense included in reported net loss	33,000	691,000
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(67,000)	(965,000)

Pro forma	$(3,232,000)	$(20,132,000)

Net loss per share — basic and diluted
As reported	$(2.35)	$(14.58)

Pro forma	$(2.37)	$(14.78)

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
Subsequent Events
In January 2007, the Company, in connection with the completion of a reverse triangular merger with a publicly traded company, Kreido Biofuels, Inc. (Kreido Biofuels), completed a private placement offering of $25 million with net proceeds to Kreido Biofuels of $23.1 million and the cancellation of $250,000 in indebtedness and the repayment of $123,000 in notes outstanding (Note 13).
NOTE 4 PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2006 and 2005 is summarized as follows:

	2006	2005

Furniture and fixtures	$43,000	$43,000
Machinery and equipment	617,000	461,000
Office equipment	115,000	110,000
Leasehold improvements	47,000	47,000

Total	822,000	661,000
Less accumulated depreciation and amortization	(500,000)	(409,000)

Net book value	$322,000	$252,000

Depreciation expense for the years ended December 31, 2006 and 2005 was $92,000 and $130,000, respectively, including related depreciation for capital leases. Equipment recorded under capital leases totaled $348,000 and $226,000 at December 31, 2006 and 2005, respectively.
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
Summary stock option activity is as follows:

		Weighted Average
	Number of Options	Exercise Price

Balance at December 31, 2004	471,853	$0.70
Granted	861,786	0.14
Exercised	—	—
Cancelled	(152,908)	0.10

Balance at December 31, 2005	1,180,731	0.13

Granted	50,950	0.10
Exercised	—	—
Cancelled	(199,125)	0.11

Balance at December 31, 2006	1,032,556	$0.28

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
The following table summarizes information regarding options outstanding and options exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-	Exercisable at	Weighted-
Range of Exercise	Outstanding at	Remaining	Average Exercise	December 31,	Average Exercise
Prices	December 31, 2006	Contractual Life	Price	2006	Price

$0.10	767,357	5.18	$0.10	602,747	$0.10
$0.70	3,000	2.68	0.70	3,000	0.70
$0.85	187,372	4.22	0.85	128,500	0.85
$1.00	45,948	3.48	1.00	45,948	1.00
$1.40	22,779	0.83	1.40	22,779	1.40
$2.10	6,100	1.26	2.10	6,100	2.10

	1,032,556		$0.32	809,074	$0.32

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
During 2002, the Company secured additional financing of $2,575,000 in convertible notes payable. On April 12, 2002, the Company amended all existing notes to a due date of November 30, 2002 in accordance with a Bridge Financing — Series C Preferred Stock offering. Warrant coverage was provided for the extension of the existing loans as well as new bridge financing. In December 2002, $4,803,000 of these notes, including accrued interest of $423,000 and accounts payable of $29,000, were converted into Series C Convertible Preferred Stock (Note 11).
The remaining two convertible notes of $171,000 bore interest of 8% per annum and were due December 24, 2003. In April 2004, the balance of these notes, including accrued interest of $21,000 were converted into new notes with interest at 10% per annum and extended the maturity dates to May 31, 2004 and December 31, 2004.

During 2003, the Company issued secured convertible notes for $727,000. On October 1, 2003, the Company amended all the notes issued in 2003 to a due date of November 30, 2003 in accordance with a Bridge Financing — Series C preferred stock second closing. On November 13, 2003, these notes and accrued interest of $18,000 were converted into Series C convertible preferred stock (Note 11).
From January to March 2004, the Company issued secured convertible notes for $850,000. These notes bore interest of 10% per annum and were due June 30, 2004. In April 2004, these notes, including accrued interest of $18,000 were converted into Series B1 preferred stock (Note 11).
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
NOTE 10   RESTATEMENT AND REDEEMABLE PREFERRED STOCK
Restatement and Redeemable Preferred Stock
The Company is restating its previously issued financial statements for the year ended December 31, 2006 and 2005 due to the misclassification of redeemable preferred stock as stockholders’ equity.
The effect on the Company’s previously issued 2006 financial statements is summarized as follows:

	As Previously	Increase
Balance Sheet Data	Reported	(Decrease)	Restated

Total Assets	$1,190,000	$—	$1,190,000
Total Liabilities	7,050,000	—	7,050,000
Total Redeemable Preferred Stock	—	13,639,000	13,639,000
Total stockholder’s equity (capital deficit)	(5,860,000)	(13,639,000)	(19,499,000)
The effect on the Company’s previously issued 2005 financial statements is summarized as follows:

	As Previously	Increase
Balance Sheet Data	Reported	(Decrease)	Restated

Total Assets	$2,014,000	$—	$2,014,000
Total Liabilities	4,860,000	—	4,860,000
Total Redeemable Preferred Stock	—	13,639,000	13,639,000
Total stockholder’s equity (capital deficit)	(2,846,000)	(13,639,000)	(16,485,000)
The following schedule shows the movement of the redeemable preferred stock from inception date (January 13, 1995).

											Total
	Series A		Series B		Series C		Series A1		Series B1		Redeemable
	Convertible Stock		Convertible Stock		Convertible Stock		Convertible Stock		Convertible Stock		Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock
Issuance of Series A preferred stock	242,561	$1,480,000	—	$—	—	$—	—	$—	—	$—	$1,480,000

Balance, December 31, 1999	242,561	1,480,000	—	—	—	—	—	—	—	—	1,480,000
Conversion of notes to Series A preferred stock	106,925	637,000	—	—	—	—	—	—	—	—	637,000
Retirement of common stock	—	—	200,000	1,500,000	—	—	—	—	—	—	1,500,000
Issuance of Series B preferred stock	—	—	—	11,000	—	—	—	—	—	—	11,000

Balance, December 31, 2000	349,486	2,117,000	200,000	1,511,000	—	—	—	—	—	—	3,628,000

Balance, December 31, 2001	349,486	2,117,000	200,000	1,511,000	—	—	—	—	—	—	3,628,000

Issuance of Series C preferred stock	—	—	—	—	1,995,000	1,995,000	—	—	—	—	1,995,000
Conversion of notes, accrued interest and accounts payable to Series C preferred stock	—	—	—	—	5,255,785	5,256,000	—	—	—	—	5,256,000

Balance, December 31, 2002	349,486	2,117,000	200,000	1,511,000	7,250,785	7,251,000	—	—	—	—	10,879,000
Issuance of Series C preferred stock	—	—	—	—	428,500	428,000	—	—	—	—	428,000
Conversion of notes and accrued interest payable to Series C preferred stock	—	—	—	—	744,510	745,000	—	—	—	—	745,000
Buy back of fractional shares	(9)	—	(3)	—	(12)	—	—	—	—	—	—

Balance, December 31, 2003	349,477	2,117,000	199,997	1,511,000	8,423,783	8,424,000	—	—	—	—	12,052,000
Issuance of Series B1 preferred stock	—	—	—	—	—	—	—	—	720,000	720,000	720,000
Conversion of notes and accrued interest payable to Series B1 preferred stock	—	—	—	—	—	—	—	—	867,572	867,000	867,000
Conversion of Series A preferred stock to Series A1 preferred stock	(349,477)	(2,117,000)	—	—	—	—	349,477	2,117,000	—	—	—
Conversion of Series B preferred stock to Series A1 preferred stock	—	—	(199,997)	(1,511,000)	—	—	199,997	1,511,000	—	—	—
Conversion of Series C preferred stock to Series B1 preferred stock	—	—	—	—	(8,423,783)	(8,424,000)	—	—	8,423,783	8,424,000	—

Balance, December 31, 2004	—	—	—	—	—	—	549,474	3,628,000	10,011,355	10,011,000	13,639,000

Balance, December 31, 2005	—	—	—	—	—	—	549,474	3,628,000	10,011,355	10,011,000	13,639,000

Balance, December 31, 2006	—	$—	—	$—	—	$—	549,474	$3,628,000	10,011,355	$10,011,000	$13,639,000

Redeemable Preferred Stock
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
Redemption Rights
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
NOTE 11   STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
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

In April 2004, the Company converted the outstanding amount of Series A and Series B convertible preferred stock into 549,474 shares of Series A1 convertible preferred stock for total of $3,628,000.
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
Accounting for Registration Payment Arrangement
The Company believes the likelihood of liquidated damages is not probable based on the filing of the original Form SB-2 on February 14, 2007. The Company will reevaluate the probability of liquidated damages as facts and circumstance become available in accordance with FSP EITF 00-19-2.
As part of the January 2007 private placement offering, the Company was required to have the registration statement declared effective by the SEC on or before June 14, 2007, otherwise the Company will have to pay each purchaser of Units such number of Units as liquidated damages equal to five percent of the number of Units held by such purchaser. The total liquidated damages will be ten percent if the registration statement is not declared effective on or before July 14, 2007 and fifteen percent if the registration statement is not declared effective by August 13, 2007.
As the Company issued 18,518,519 shares in exchange for $25,000,000, the liquidated damages would be 925,926 shares in five percent increments, if the registration statement is not declared effective prior to June 14, 2007. The Company received an extension to June 29, 2007 on the date of the effectiveness. See further discussion at Note 13.
Warrants
On November 7, 2000, the Company issued detachable stock purchase warrants to a bank to purchase 2,333 shares of Series B preferred stock at $7.50 per share in connection with an equipment note payable. The warrants expire on November 7, 2007. The fair value of the warrants on the date of issuance of $11,000 was calculated using the Black-Scholes option pricing model and the following assumptions: contractual life of seven years; no dividends; risk free interest rate of 6.50%; and volatility of 50%. The fair value of the warrants was recorded as debt issuance costs and offset against the Series B convertible preferred stock in the accompanying balance sheet. Debt issuance costs were amortized to interest expense over the term of the note.

In connection with the issuance of convertible notes payable in 2002 (Note 9), the Company issued detachable stock purchase warrants to purchase 371,125 shares of common stock to the note holders. The warrants expire in five years. The fair value of the warrants at the dates of issuance of $288,000 was calculated using the Black-Scholes option pricing model and the following assumptions: contractual life of five years; no dividends; risk free interest rates of 3.03% to 4.5%; and volatility of 0.01%. The fair value of the warrants was recorded as a discount to the convertible notes and additional paid-in capital in the accompanying balance sheet. This discount was amortized to interest expense upon the conversion of the related notes to Series C convertible preferred stock.
In connection with the issuance of Series C convertible preferred stock in 2002, the Company modified the terms of the existing 779,763 warrants outstanding and adjusted the exercise price to $1.00 per share and the term to six years as an inducement to the note holders to convert. The fair value of the warrants as a result of the modification was $131,000 calculated using the Black-Scholes option pricing model with the following assumptions: contractual life of six years; no dividends; risk free rate of 3.0%; and volatility of 0.01%. The fair value of repriced warrants was recorded as other expense.
In connection with the issuance of convertible notes payable in 2003 (Note 9), the Company issued detachable stock purchase warrants to purchase 213,677 shares of common stock to the note holders. The warrants expire in five years. The fair value of the warrants at the date of issuance of $57,000 was calculated using the Black-Scholes option pricing model and the following assumptions: contractual life of five years; no dividends; risk free interest rates of 2.97% and volatility of 0.01%. The fair value of the warrants was recorded as a discount to the convertible notes and additional paid-in capital in the accompanying balance sheet. This discount was amortized to interest expense upon the conversion of the related notes to Series C convertible preferred stock.
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
A summary of warrant activity is as follows:

		Weighted Average
	Number of Options	Exercise Price

Balance at December 31, 2004	3,590,034	$0.73
Granted	3,658,796	1.00
Exercised	—	—
Cancelled	—	—

Balance at December 31, 2005	7,248,830	0.87
Granted	602,011	1.00
Exercised	—	—
Cancelled	—	—

Balance at December 31, 2006	7,850,841	$0.88

The weighted average exercise price assumes the default preferred strike price will be $1.00.
NOTE 12   RELATED PARTY TRANSACTIONS
During 2006 and 2005, law firms, of which certain members are stockholders of the Company, were paid $7,000 and $54,000, respectively, for legal services performed on behalf of the Company. As of December 31, 2006 and 2005, amounts due to the law firms were $78,000 and $1,000, respectively. Additionally, one of the board of directors performed consulting services for the Company and was paid $72,000 and $40,000 in 2006 and 2005, respectively.
NOTE 13   SUBSEQUENT EVENTS
In January 2007, Kreido Laboratories completed a reverse triangular merger with a publicly traded company, Kreido Biofuels, Inc. (Kreido Biofuels). In connection with the merger, Kreido Biofuels completed a private placement offering of $25 million with net proceeds to Kreido Biofuels of $23.1 million and the repayment of $123,000 in indebtedness.

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
KREIDO BIOFUELS, INC. AND SUBSIDIARY
PRO FORMA CONSOLIDATED BALANCE SHEET

		Kreido Biofuels,
		Inc. (formerly
	Kreido	Gemwood				Pro forma
	Laboratories	Productions, Inc.)		Pro forma		Consolidated
	December 31,	December 31,		Consolidating		December 31,
	2006	2006		Entry		2006
	(audited)	(unaudited)		(unaudited)		(unaudited)

ASSETS
Current Assets
Cash	$59,000	$—		$23,100,000	(6)	$23,159,000
Accounts Receivable	—	—		—		—

Total Current Assets	59,000	—		23,100,000		23,159,000
Furniture & equipment Fixed assets	322,000	—		—		322,000
Intangible assets — patents	788,000	—		—		788,000
Other assets	21,000	—		—		21,000

TOTAL ASSETS	$1,190,000	$—		$23,100,000		$24,290,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Convertible notes payable	$5,637,000	$—		$(5,637,000	)(1)	$—
Current portion of capital leases	50,000	—		—		50,000
Accounts payable	346,000	—		—		346,000
Advances payable	951,000	—		(864,000	)(1)	87,000

Total Current Liabilities	6,984,000	—		(6,501,000)		483,000
Capital leases less current portion	66,000	—		—		66,000

Total Liabilities	7,050,000			(6,501,000)		549,000
Redeemable Preferred Stock — Restatement
Series A1 convertible preferred stock, no par value. Authorized 549,474 shares; issued and outstanding 549,474	3,628,000	—		(3,628,000	)(2)	—
Series B1 convertible preferred stock, no par value. Authorized 13,783,783 shares, issued and outstanding 10,011,355 shares	10,011,000	—		(10,011,000	)(3)	—

Total Redeemable Preferred Stock	13,639,000	—		(13,639,000)		—

Stockholders’ Equity (Capital Deficit)

Common Stock , no par value.
Authorized 150,000,000 shares; issued and outstanding 720,501	103,000	—		(103,000	)(4)	—
Restricted common stock, no par value; issued and outstanding 641,786 shares	64,000	—		(64,000	)(4)	—
Common Stock $0.001 par value; 150,000,000 shares authorized; issued and outstanding 52,532,202 shares		3,000	(7)	27,000	(5)
				22,000	(6)	52,000
Warrant valuation	—	—		9,272,000	(6)	9,272,000
Additional paid in capital	3,469,000	44,000	(7)	18,733,000	(5)
				15,353,000	(6)	37,599,000
Accumulated deficit	(23,126,000)	(47,000)		—		(23,173,000)
Deferred compensation	(9,000)	—		—		(9,000)

Total Stockholders’ Equity (Capital Deficit)	(19,499,000)	—		43,240,000		23,741,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL)	$1,190,000	$—		$23,100,000		24,490,000

The accompanying notes are an integral part of these pro forma consolidated financial statements

(1)	Conversion of notes payable into 10,224,177 shares of Kreido Biofuels, Inc. common stock.

(2)	Conversion of Series A1 Preferred Stock into 619,946 shares of Kreido Biofuels, Inc. common stock.

(3)	Conversion of Series B1 Preferred Stock and certain warrants into 11,770,584 shares of Kreido Biofuels, Inc. common stock and warrants to purchase 294,530 shares of Kreido Biofuels, Inc. common stock.

(4)	Exchange of common stock, restricted common stock and certain warrants for 2,648,976 shares of Kreido Biofuels, Inc. common stock and warrants to purchase 276,804 shares of Kreido Biofuels, Inc. common stock.

(5)	Issuance of 25,263,683 shares of Kreido Biofuels, Inc. common stock for all outstanding common stock of Kreido Laboratories.

(6)	Issuance of 18,518,519 shares of Kreido Biofuels, Inc. Common Stock as part of the $25 million private placement offering. The allocation of the proceeds of $25 million, net of approximately $1.6 million in financing costs and $123,000 in paid Bridge notes.

(7)	8,750,000 shares of Kreido Biofuels, Inc. common stock retained by existing shareholders of Kreido Biofuels, Inc. as part of the merger.

KREIDO BIOFUELS, INC.
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
For the three month period ended December 31, 2006

		Kreido Biofuels,	Pro forma
	Kreido	Inc. (formerly	Consolidating	Pro form
	Laboratories	Gemwood)	Entry	Consolidated
	(Audited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross Profit	—	—	—	—
OPERATING EXPENSES
Research and development	1,520,000	—	—	1,586,000
Administrative expenses	1,004,000	17,000	—	1,021,000
Loss on sale of property and equipment	24,000	—	—	24,000
Loss on retirement of assets	43,000	—	—	43,000

Loss from operations	(2,591,000)	(17,000)	—	(2,608,000)
OTHER INCOME (EXPENSES)
Interest expense	(828,000)		—	(828,000)
Interest income	3,000	—	—	3,000
Other income	149,000	—	—	149,000

Total other income (expense)	(676,000)	—	—	(676,000)

Loss before income taxes	(3,267,000)	—	—	(3,284,000)
Income tax expense	(1,000)	—	—	(1,000)

NET LOSS FOR THE PERIOD	$(3,268,000)	$(17,000)	$—	$(3,285,000)

BASIC AND DILUTED LOSS PER SHARE	$(2.40)			$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,362,287			52,532,202 (1)

(1)	Shares used in the computation of weighted average shares outstanding consist, of the following:

Stockholders	Share amount
Kreido Biofuels, Inc. existing shareholders	8,750,000
Kreido Labs converted note holders	10,224,177
Kreido Labs Series A1 Preferred Stock	619,946
Kreido Labs Series B1 Preferred Stock	11,770,584
Kreido Labs Common Stockholders	2,648,976
Common Stock pursuant Kreido Biofuels, Inc.’s private placement offering	18,518,519

Total Common Stock outstanding	52,532,202

The accompanying notes are an integral part of these pro forma consolidated financial statements
As part of the January 2007 private placement offering the Company was required to have the SEC declare effective the registration statement by June 14, 2007 otherwise the Company would be required to pay liquidated damages. The Company was not able to have the registration statement declared effective by June 14, 2007 and on June 18, 2007 the Company obtained an extension of fifteen (15) days from the private placement investors (“investors”) in order to avoid the liquidated damages for the first required deadline. In return, the Company increased the liquidated damage rate from five percent to six percent of the Units held by the investors if the registration statement is not effective by June 29, 2007. The impact of the six percent in liquidated damages would be the issuance to the investors of 1,111,111 shares of common stock and the increase of 1,111,111 warrant shares for the purchase of shares of the Company’s common stock at an exercise price of $1.85 per share. If the liquidated damages become payable, the Company will record approximately $911,000 as expense based upon the fair value of the common stock issued as of June 14, 2007 and record the fair value of the additional warrant shares issued of approximately $300,000 for the three months ended June 30, 2007.