Form 10QSB/A
period 2007-03-31
Kreido Biofuels, Inc.
filed 2007-06-27
CIK 1342219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

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

EXPLANATORY NOTE

The purpose of this Form 10-QSB/A is to amend the Quarterly Report on Form 10-QSB of Kreido Biofuels, Inc. (the “Company” or “Kreido”) for its quarterly period ended March 31, 2007, as filed with the Securities and Exchange Commission on May 17, 2007, to reflect the reclassification of redeemable preferred stock of Kreido Laboratories outstanding on December 31, 2006 as mezzanine financing rather than in stockholders’ equity, as required by SEC Regulation SX-5-02. The changes, which constitute a restatement do not affect the Company’s assets, liabilities or statements of operations or cash flows at December 31, 2006 or at March 31, 2007.

FORM 10-QSB/A QUARTERLY REPORT
QUARTERLY PERIOD ENDED MARCH 31, 2007

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)	(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$20,886,000	$59,000
Other Current Assets	72,000	—

Total current assets	20,958,000	59,000
Property and equipment — net	1,923,000	322,000
Patents, less accumulated amortization of $296,000 and $278,000 in 2007 and 2006, respectively	802,000	788,000
Other assets	6,000	21,000

Total assets	$23,689,000	$1,190,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
Current liabilities
Current portion of convertible notes payable, net of discount of $1,044,000 in 2006 (Note 8)	$—	$5,637,000
Current portion of capital lease	43,000	50,000
Accounts payable	382,000	346,000
Accrued expenses	92,000	951,000

Total current liabilities	517,000	6,984,000
Capital leases, less current portion	133,000	66,000

Total liabilities	650,000	7,050,000

Redeemable preferred stock (Note 9)
Series A1 convertible preferred stock, no par value. Authorized 549,474 shares; issues and outstanding were none and 549,474 shares as of March 31, 2007 and December 31, 2006, respectively; liquidation preference $4,945,000 in 2006	—	3,628,000
Series B1 convertible preferred stock, no par value. Authorized 13,783,783 shares; issued and outstanding were none and 10,011,355 shares as of March 31, 2007 and December 31, 2006, respectively; liquidation preference $10,011,020 in 2006	—	10,011,000

Total redeemable preferred stock	—	13,639,000

Stockholders’ equity (capital deficit) (Note 8)
Common stock, $0.001 par value in 2007 and no par value in 2006. Authorized 150,000,000 shares issued and outstanding were 52,532,202 and 720,501 shares as of March 31, 2007 and December 31, 2006, respectively	52,000	103,000
Restricted common stock, $0.001 par value in 2007 and no par value in 2006; issues and outstanding were none and 641,786 shares as of March 31, 2007 and December 31, 2006, respectively	—	64,000
Additional paid-in capital	38,575,000	3,469,000
Warrant Valuation	8,076,000	—
Deferred compensation	(5,000)	(9,000)
Deficit accumulated during the development stage	(23,659,000)	(23,126,000)

Net stockholders’ equity (capital deficit)	23,039,000	(19,499,000)

Total liabilities and stockholders’ equity (capital deficit)	$23,689,000	$1,190,000

See notes to financials statements.

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			Period from January
	Three Months Ended	Three Months Ended	13, 1995 (Inception)
	March 31, 2007	March 31, 2006	to March 31, 2007

Operating expenses
Research and Development	$20,000	$331,000	$15,856,000
General and administrative expenses	704,000	147,000	5,556,000
Loss on sale of property and equipment	—	—	89,000
Loss from retirement of assets	—	—	318,000

Loss from operations	(724,000)	(478,000)	(21,819,000)
Other income (expenses)
Interest expense	—	(211,000)	(3,082,000)
Interest income	192,000	—	256,000
Other income	—	21,000	1,151,000
Other expenses	—	—	(154,000)

Total other income (expenses)	192,000	(190,000)	(1,829,000)

Loss before income taxes	(532,000)	(668,000)	(23,648,000)
Income tax expenses	1,000	1,000	11,000

Net loss	$(533,000)	$(669,000)	$(23,659,000)

Net loss per share — basic and diluted	$(0.01)	$(0.49)	$(0.45)

Shares used in computing net loss per share	52,532,202	1,362,287	52,532,202

See notes to financial statements.

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Statement of Stockholders’ Equity (Capital Deficit)
(Unaudited, Restated)

								Deficit
								Accumulated	Stockholders’
					Additional			During the	Equity
	Common Stock		Restricted Common Stock		Paid-In	Warrant	Deferred	Development	(Capital
	Shares	Amount	Shares	Amount	Capital	Valuation	Compensation	Stage	Deficit)
Balance, January 1, 2007	720,501	$103,000	641,786	$64,000	$3,469,000	—	$(9,000)	$(23,126,000)	$(19,499,000)
Conversion of notes, accrued interest payable and related warrants, on a net exercise basis, to common stock at the converted acquisition basis	10,224,178	10,000	—	—	6,367,000	—	—	—	6,377,000
Conversion of Series A preferred stock to common stock at the converted acquisition basis	619,946	1,000	—	—	3,627,000	—	—	—	3,628,000
Conversion of Series B preferred stock to common stock at the converted acquisition basis	11,295,342	11,000	—	—	10,000,000	—	—	—	10,011,000
Conversion of existing Kreido Laboratories common stock to common stock at the converted acquisition basis	816,504	1,000	(641,786)	(64,000)	63,000	—	—	—	—
Conversion of consulting warrants, on a net exercise basis to common stock at the converted acquisition basis	1,587,213	2,000	—	—	(2,000)	—	—	—	—
Common stock issued in connection with the acquisition old Kreido Biofuels common stock	8,750,000	(94,000)	—	—	94,000	—	—	—	—
Commons stock issued in connection with the $25 million January 2007 private placement offering	18,518,519	18,000	—	—	14,950,000	—	—	—	14,968,000
Warrants to purchase common stock issued in connection with the $25 million January 2007 private placement offering	—	—	—	—	—	8,076,000	—	—	8,076,000
Compensation expense	—	—	—	—	7,000	—	4,000	—	11,000
Net loss	—	—	—	—	—	—	—	(533,000)	(533,000)
Balance, March 31, 2007	52,532,202	$52,000	—	$—	$38,575,000	$8,076,000	$(5,000)	$(23,659,000)	$23,039,000

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
NOTE 4  NET LOSS PER COMMON SHARE
Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted-average number of common and common equivalent shares outstanding during the period. For the three months ended March 31, 2007, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss. During the quarter ended March 31, 2007, the Company issued an additional 1,355,384 stock options under its 2006 Equity Compensation plan.

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
As of March 31, 2007, the Company believed the likelihood of liquidated damages is not probable based on the filing of the original Form SB-2 on February 14, 2007. The Company will reevaluate the probability of liquidated damages as facts and circumstance become available in accordance with FSP EITF 00-19-2. If the registration statement is not declared effective by the Securities and Exchange Commission on or before June 14, 2007, the Company will have to pay each purchaser of Units such number of Units as liquidated damages equal to five percent of the number of Units held by such purchaser. The total liquidated damages will be ten percent if the registration statement is not declared effective on or before July 14, 2007 and fifteen percent if the registration statement is not declared effective by August 13, 2007. As the Company issued 18,518,519 shares in exchange for $25,000,000, the liquidated damages would be 925,926 shares, if the registration statement is not declared effective prior to June 14, 2007. See Note 10 for further discussion regarding an extension to June 29, 2007 received by the Company.
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
The fair value of the options issued during the three months ended March 31, 2007 were estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 4.52% and 4.78%, expected life of three and half (3.5) years and expected volatility of 56.5%. Total compensation cost as of March 31, 2007 related to unvested awards not yet recognized is $816,000 and the weighted-average period over which the cost is expected to be recognized is approximately two years. There were no issuances in stock options for the three months ended March 31, 2006.

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
The following table summarizes information regarding options outstanding and options exercisable at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of	Outstanding at	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Exercise Prices	March 31, 2007	Contractual Life	Exercise Price	March 31, 2007	Exercise Price

$0.01 – 0.19	860,573	4.93	$0.09	665,009	$0.09
$0.20 – 0.89	225,312	2.45	0.77	220,732	0.77
$0.90 – 1.35	1,381,084	2.98	1.33	25,700	1.24
$1.36 – 2.53	53,399	3.23	2.45	53,399	2.45

	2,520,368		$0.88	964,484	$0.41

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
NOTE 9   RESTATEMENT AND REDEEMABLE PREFERRED STOCK
The Company is restating its previously issued financial statements for the year ended December 31, 2006 due to the misclassification of redeemable preferred stock as stockholders’ equity.
The effect on the Company’s previously issued 2006 financial statements is summarized as follows:

	As Previously	Increase
Balance Sheet Data	Reported	(Decrease)	Restated
Total Assets	$1,190,000	$—	$1,190,000
Total Liabilities	7,050,000	—	7,050,000
Total Redeemable Preferred Stock	—	13,639,000	13,639,000
Total stockholder’s equity (capital deficit)	(5,860,000)	(13,639,000)	(19,499,000)

The following schedule shows the movement of the redeemable preferred stock from inception date (January 13, 1995).

											Total
	Series A		Series B		Series C		Series A1		Series B1		Redeemable
	Convertible Stock		Convertible Stock		Convertible Stock		Convertible Stock		Convertible Stock		Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock
Issuance of Series A preferred stock	242,561	$1,480,000	—	$—	—	$—	—	$—	—	$—	$1,480,000

Balance, December 31, 1999	242,561	1,480,000	—	—	—	—	—	—	—	—	1,480,000
Conversion of notes to Series A preferred stock	106,925	637,000	—	—	—	—	—	—	—	—	637,000
Retirement of common stock	—	—	200,000	1,500,000	—	—	—	—	—	—	1,500,000
Issuance of Series B preferred stock	—	—	—	11,000	—	—	—	—	—	—	11,000

Balance, December 31, 2000	349,486	2,117,000	200,000	1,511,000	—	—	—	—	—	—	3,628,000

Balance, December 31, 2001	349,486	2,117,000	200,000	1,511,000	—	—	—	—	—	—	3,628,000

Issuance of Series C preferred stock	—	—	—	—	1,995,000	1,995,000	—	—	—	—	1,995,000
Conversion of notes, accrued interest and accounts payable to Series C preferred stock	—	—	—	—	5,255,785	5,256,000	—	—	—	—	5,256,000

Balance, December 31, 2002	349,486	2,117,000	200,000	1,511,000	7,250,785	7,251,000	—	—	—	—	10,879,000
Issuance of Series C preferred stock	—	—	—	—	428,500	428,000	—	—	—	—	428,000
Conversion of notes and accrued interest payable to Series C preferred stock	—	—	—	—	744,510	745,000	—	—	—	—	745,000
Buy back of fractional shares	(9)	—	(3)	—	(12)	—	—	—	—	—	—

Balance, December 31, 2003	349,477	2,117,000	199,997	1,511,000	8,423,783	8,424,000	—	—	—	—	12,052,000
Issuance of Series B1 preferred stock	—	—	—	—	—	—	—	—	720,000	720,000	720,000
Conversion of notes and accrued interest payable to Series B1 preferred stock	—	—	—	—	—	—	—	—	867,572	867,000	867,000
Conversion of Series A preferred stock to Series A1 preferred stock	(349,477)	(2,117,000)	—	—	—	—	349,477	2,117,000	—	—	—
Conversion of Series B preferred stock to Series A1 preferred stock	—	—	(199,997)	(1,511,000)	—	—	199,997	1,511,000	—	—	—
Conversion of Series C preferred stock to Series B1 preferred stock	—	—	—	—	(8,423,783)	(8,424,000)	—	—	8,423,783	8,424,000	—

Balance, December 31, 2004	—	—	—	—	—	—	549,474	3,628,000	10,011,355	10,011,000	13,639,000

Balance, December 31, 2005	—	—	—	—	—	—	549,474	3,628,000	10,011,355	10,011,000	13,639,000

Balance, December 31, 2006	—	—	—	—	—	—	549,474	3,628,000	10,011,355	10,011,000	13,639,000
Conversion of Series A1 preferred stock to common stock	—	—	—	—	—	—	(549,474)	(3,628,000)	—	—	(3,628,000)
Conversion of Series B1 preferred stock to common stock	—	—	—	—	—	—	—	—	(10,011,355)	(10,011,000)	(10,011,000)

Balance, March 31, 2007	—	$—	—	$—	—	$—	—	$—	—	$—	$—

NOTE 10   SUBSEQUENT EVENT
As part of the January 2007 private placement offering the Company was required to have the SEC declare effective the registration statement by June 14, 2007 otherwise the Company would be required to pay liquidated damages. The Company was not able to have the registration statement declared effective by June 14, 2007 and on June 18, 2007 the Company obtained an extension of fifteen (15) days from the private placement investors (“investors”) in order to avoid the liquidated damages for the first required deadline in return for an increase in the liquidated damage rate from five percent to six percent of the Units held by the investors if the registration statement is not effective by June 29, 2007. The impact of the six percent in liquidated damages would be the issuance to the investors of 1,111,111 shares of common stock and the increase of 1,111,111 warrant shares for the purchase of shares of the Company’s common stock at an exercise price of $1.85 per share. If the liquidated damages become payable, the Company will record approximately $911,000 as expense based upon the fair value of the common stock issued as of June 14, 2007 and record the fair value of the additional warrant shares issued of approximately $300,000 for the three months ended June 30, 2007.

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

The three plants planned for development are expected to be located in Chicago, Illinois and Wilmington, North Carolina as well as in a location to be determined for which we are negotiating with a large terminal operator with operations currently in the Gulf region, southeast and Pacific northwest region of the U.S.
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

Further, the Registration Rights Agreement, as amended, mandates that if we fail to have the registration statement on Form SB-2 declared effective by the SEC by June 29, 2007, we will have to pay each purchaser of Units such number of Units as liquidated damages equal to six percent of the number of Units held by such purchaser. The total liquidated damages will be eleven percent if the registration statement is not declared effective by July 14, 2007 and sixteen percent if the registration statement is not declared effective by August 13, 2007. We will have to pay similar liquidated damages should (i) sales of shares of common stock be unable to be made by purchasers of Units after the effective date of the registration statement under certain circumstances or (ii) if our common stock is not listed or included for quotation on an Approved Market or the trading of our common stock is suspended or halted on an Approved Market for more than two full, consecutive trading days with certain exceptions excusing such events. The issuance of these additional Units will dilute the percentage ownership of our other stockholders and the sale of these additional shares may depress the market price of our common stock. Approved Markets include the NASD Over-The-Counter Bulletin Board, the Nasdaq National Market, the Nasdaq Capital Market, the New York Stock Exchange, Inc. or the American Stock Exchange, Inc. The impact of the liquidated damages would be the issuance of 1,111,111 shares of common stock and the reverse of 1,111,111 warrant shares to purchase shares of Company common stock at $1.88 per share. If the liquidated damages become payable, the Company will recoup approximately $911,000 as expense based upon the fair value of the common stock issued as of June 24, 2007 and second the fair value of the additional warrants shares issued of approximately 300,000 for the three months ending June 30, 2007.
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
Item 3. CONTROLS AND PROCEDURES

In connection with the preparation of Amendment No. 3 to our Registration Statement Form SB-2, our principal accounting officer, John Philpott CPA, communicated to our independent auditors, Vasquez & Company LLP, management and our Audit Committee the existence of an internal control deficiency that may constitute a material weakness under standards established by the Company Accounting Oversight Board. A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of financial statements will not be prevented or detected. As a result of our communications with Vasquez & Company LLP and further review conducted by management and our Audit Committee, we believe the following possible material weakness existed during the period covered by this Quarterly Report;
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
An evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities Exchange Act of 1934). Based on that evaluation, due to the required reclassification described above, the Company’s management, including the Chief Executive Officer and Principal Accounting Officer, has concluded that the Company’s disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report. However, management believes that the consolidated financial statements included in this Annual Report fairly present, in all material respects, the financial position, results of operation and cash flows of Kreido Labs for the period presented.
No significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the recently adopted changes n the Company’s internal controls over financial reporting described above do materially affect the Company’s internal controls over financial reporting.
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

Item 6. EXHIBITS
The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit No.	Description	Reference

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., a Nevada corporation, Kreido Acquisition Corp., a California corporation and Kreido Laboratories, a California corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

3.1	Amended and Restated Articles of Incorporation of Kreido Biofuels, Inc. (f/k/a Gemwood Productions, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-130606).

3.3	Amended and Restated Bylaws of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

4.1	Form of Investor Warrant of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

4.2	Form of Lock-Up Agreement by and between Tompkins Capital Group and each of the officers and directors of Kreido Biofuels, Inc., and certain stockholders of Kreido Laboratories.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.1	Escrow Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc., Joel A. Balbien and Gottbetter & Partners, LLP.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.2	Form of Subscription Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.3	Form of Registration Rights Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.4	Split-Off Agreement, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., Victor Manuel Savceda, Kreido Laboratories and Gemwood Leaseco, Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.5	Employment Agreement, dated November 1, 2006, by and between Kreido Laboratories and Joel A. Balbien.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.6	Form of Indemnity Agreement by and between Kreido Biofuels, Inc. and Outside Directors of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.7	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.8	Stock Option Agreement by and between Kreido Biofuels, Inc. and Joel A. Balbien dated as of January 12, 2007.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.9	Form of Incentive Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.10	Form of Non-Qualified Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.11	Employment Agreement, dated March 19, 2007, by and between Kreido Biofuels, Inc. and John M. Philpott.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007 (File No. 333-130606).

10.12	Binding Term Sheet by and between Kreido Labratories and Tompkins Capital Group dated as of September 1, 2006*	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.13	Amendment to Binding Term Sheet by and between Kreido Labratories and Tompkins Capital Group dated as of October 25, 2006*	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.14	Form of Indemnity Agreement for officers and directors*	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.15	Employment Agreement, dated April 4, 2007, by and between Kreido Biofuels, Inc. and Philip Lichtenberger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2007 (File No. 333-130606).

10.16	Employment Agreement, dated April 10, 2007, by and between Kreido Biofuels, Inc. and Alan McGrevy.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2007 (File No. 333-130606).

10.17	Employment Agreement, dated April 28, 2007, by and between Kreido Biofuels, Inc. and Larry Sullivan.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007 (File No. 333-130606).

10.18	Purchase Order Agreement dated May 22, 2007, by and between Kreido Biofuels, Inc. and Certified Technical Services, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007 (File No. 333-130606).

10.19	Amendment No. 1 to Registration Rights Agreement dated June 18, 2007 by and between Kreido Biofuels, Inc. and certain investors in the Offering.	Incorporated by reference to Exhibit 10.19 to the Amendment No. 3 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 21, 2007 (File No. 333-140718).

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREIDO BIOFUELS, INC.
By:	/s/ Joel A. Balbien
Joel A. Balbien, CEO and Director
(Duly Authorized Officer and Principal Executive Officer)

Date:	June 27, 2007

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002