Form 10QSB
period 2007-06-30
Kreido Biofuels, Inc.
filed 2007-08-14
CIK 1342219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM       TO
COMMISSION FILE NUMBER 333-130606
KREIDO BIOFUELS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	20-3240178

(State or Other Jurisdiction of Incorporation Organization)	(I.R.S. Employer Identification No.)
1140 Avenida Acaso, Camarillo, California 93012
(Address of Principal Executive Offices)
(805) 389-3499
(Issuer’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At August 10, 2007 the issuer had 52,532,202 shares of common stock issued and outstanding.

FORM 10-QSB QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)	(As Restated-Note 9)
ASSETS
Current assets
Cash and cash equivalents	$17,337,000	$59,000
Other current assets	76,000	—

Total current assets	17,413,000	59,000
Property and equipment — net	6,382,000	322,000
Patents, less accumulated amortization of $323,000 and $278,000 in 2007 and 2006, respectively	813,000	788,000
Other assets	58,000	21,000

Total assets	$24,666,000	$1,190,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
Current liabilities
Current portion of convertible notes payable, net of discount of $1,044,000 in 2006 (Note 8)	$—	$5,637,000
Current portion of capital leases	72,000	50,000
Accounts payable	2,307,000	346,000
Accrued expenses	166,000	951,000

Total current liabilities	2,545,000	6,984,000
Capital leases, less current portion	114,000	66,000

Total liabilities	2,659,000	7,050,000

Redeemable preferred stock (Note 9)
Series A1 convertible preferred stock, no par value. Authorized 549,474 shares; issued and outstanding were none and 549,474 shares as of June 30, 2007 and December 31, 2006, respectively; liquidation preference $4,945,000 in 2006	—	3,628,000
Series B1 convertible preferred stock, no par value. Authorized 13,783,783 shares; issued and outstanding were none and 10,011,355 shares as of June 30, 2007 and December 31, 2006, respectively; liquidation preference $10,011,020 in 2006	—	10,011,000

Total redeemable preferred stock	—	13,639,000

Stockholders’ equity (capital deficit) (Note 8)
Common stock, $0.001 par value in 2007 and no par value in 2006. Authorized 150,000,000 shares; issued and outstanding were 52,532,202 and 720,501 shares as of June 30, 2007 and December 31, 2006, respectively	52,000	103,000
Restricted common stock, $0.001 par value in 2007 and no par value in 2006; issued and outstanding were none and 641,786 shares as of June 30, 2007 and December 31, 2006, respectively	—	64,000
Additional paid-in capital	38,775,000	3,469,000
Warrant valuation	8,076,000	—
Deferred compensation	(4,000)	(9,000)
Deficit accumulated during the development stage	(24,892,000)	(23,126,000)

Net stockholders’ equity (capital deficit)	22,007,000	(19,499,000)

Total liabilities and stockholders’ equity (capital deficit)	$24,666,000	$1,190,000

See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Period from
	Three Months	Three Months	Six Months	Six Months	January 13, 1995
	Ended	Ended	Ended	Ended	(Inception)
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	to June 30, 2007
Operating expenses
Research and development	$278,000	$386,000	$298,000	$717,000	$16,134,000
General and administrative	1,184,000	127,000	1,888,000	274,000	6,740,000
Loss on sale of property and equipment	—	—	—	—	89,000
Loss from retirement of assets	—	—	—	—	318,000

Loss from operations	(1,462,000)	(513,000)	(2,186,000)	(991,000)	(23,281,000)
Other income (expense)
Interest expense	—	(211,000)	—	(422,000)	(3,082,000)
Interest income	229,000	—	421,000	—	485,000
Other income	—	5,000	—	26,000	1,151,000
Other expenses	—	—	—	—	(154,000)

Total other income (expense)	229,000	(206,000)	421,000	(396,000)	(1,600,000)

Loss before income taxes	(1,233,000)	(719,000)	(1,765,000)	(1,387,000)	(24,881,000)
Income tax expenses	—	—	1,000	1,000	11,000

Net loss	$(1,233,000)	$(719,000)	$(1,766,000)	$(1,388,000)	$(24,892,000)

Net loss per share — basic and diluted	$(0.02)	$(0.53)	$(0.03)	$(1.02)	$(0.47)

Shares used in computing net loss per share	52,532,202	1,362,287	52,532,202	1,362,287	52,532,202

See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders’ Equity (Capital Deficit)
(Unaudited)

								Deficit
								Accumulated
			Restricted Common		Additional			During the	Stockholders’
	Common Stock		Stock		Paid-In	Warrant	Deferred	Development	Equity (Capital
	Shares	Amount	Shares	Amount	Capital	Valuation	Compensation	Stage	Deficit)
Balance, January 1, 2007 - as restated	720,501	$103,000	641,786	$64,000	$3,469,000	—	$(9,000)	$(23,126,000)	$(19,499,000)
Conversion of notes, accrued interest payable and related warrants, on a net exercise basis, to common stock at the converted acquisition basis	10,224,178	10,000	—	—	6,367,000	—	—	—	6,377,000
Conversion of Series A preferred stock to common stock at the converted acquisition basis	619,946	1,000	—	—	3,627,000	—	—	—	3,628,000
Conversion of Series B preferred stock to common stock at the converted acquisition basis	11,295,342	11,000	—	—	10,000,000	—	—	—	10,011,000
Conversion of existing Kreido Laboratories common stock to common stock at the converted acquisition basis	816,504	1,000	(641,786)	(64,000)	63,000	—	—	—	—
Conversion of consulting warrants, on a net exercise basis to common stock at the converted acquisition basis	1,587,213	2,000	—	—	(2,000)	—	—	—	—
Common stock issued in connection with the acquisition original Kreido Biofuels common stock	8,750,000	(94,000)	—	—	94,000	—	—	—	—
Commons stock issued in connection with the $25 million January 2007 private placement offering	18,518,519	18,000	—	—	14,749,000	—	—	—	14,767,000
Warrants to purchase common stock issued in connection with the $25 million January 2007 private placement offering	—	—	—	—	—	8,076,000	—	—	8,076,000
Compensation expense	—	—	—	—	408,000	—	5,000	—	413,000
Net loss	—	—	—	—	—	—	—	(1,766,000)	(1,766,000)

Balance, June 30, 2007	52,532,202	$52,000	—	$—	$38,775,000	$8,076,000	$(4,000)	$(24,892,000)	$22,007,000

See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Period from
	Six Months	Six Months	January 13, 1995
	Ended	Ended	(Inception)
	June 30, 2007	June 30, 2006	to June 30, 2007
Cash flows from operating activities
Net Loss	$(1,766,000)	$(1,388,000)	$(24,892,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	107,000	75,000	1,476,000
Loss on sale of assets	—	—	89,000
Loss on retirement of assets	—	—	318,000
Noncash stock compensation	413,000	21,000	1,232,000
Amortization of convertible debt discount	—	136,000	1,236,000
Inducement to convert debt discount	—	—	152,000
Inducement to convert debt	—	—	58,000
Changes in operating assets and liabilities:
Prepaid and other assets	(113,000)	1,000	(185,000)
Accounts payable and accrued expenses	2,039,000	21,000	3,389,000
Accrued interest on notes	—	281,000	507,000

Net cash provided by (used in) operating activities	680,000	(853,000)	(16,620,000)

Cash flows from investing activities
Purchase and construction of property and equipment	(6,024,000)	(6,000)	(6,765,000)
Proceeds from sale of assets	—	—	95,000
Investments in patent application	(70,000)	(116,000)	(1,389,000)

Net cash used in investing activities	(6,094,000)	(122,000)	(8,059,000)

Cash flows from financing activities
Proceeds from the issuance of Series A convertible preferred stock	—	—	938,000
Proceeds from the issuance of Series B convertible preferred stock	—	—	1,500,000
Proceeds from the issuance of Series C convertible preferred stock	—	—	2,424,000
Proceeds from the issuance of Series B1 preferred stock	—	—	720,000
Proceeds from the issuance of common stock warrants	—	—	217,000
Proceeds from the issuance of common stock	22,843,000	—	22,843,000
Proceeds from issuance of long-term debt	—	—	14,381,000
Principal repayment of long- term debt and capital leases	(151,000)	(17,000)	(1,007,000)

Net cash provided by (used in) financing activities	22,692,000	(17,000)	42,016,000

Net increase (decrease) in cash and cash equivalents	17,278,000	(992,000)	17,337,000
Cash and cash equivalents at beginning of period	59,000	1,002,000	—

Cash and cash equivalents at end of period	$17,337,000	$10,000	$17,337,000

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$13,000	$5,000	$347,000
Income taxes	1,000	1,000	11,000
See notes to unaudited condensed consolidated financial statements.

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Period from
	Six Months	Six Months	January 13, 1995
	Ended June 30,	Ended June 30,	(Inception) to
	2007	2006	June 30, 2007
Supplemental disclosure of noncash investing and financing activities
Acquisition of property and equipment through capital leases	$98,000	$—	$858,000
Additions to property and equipment through settlement of capital lease	—	—	61,000
Additions to property and equipment through issuance of common stock	—	—	100,000
Conversion of notes payable into Series A preferred stock	—	—	1,180,000
Conversion of notes payable into Series C preferred stock	—	—	5,530,000
Conversion of accounts payable into Series C preferred stock	—	—	30,000
Conversion of accrued interest into Series C preferred stock	—	—	441,000
Warrants issued in connection with convertible notes	—	—	2,007,000
Conversion of Series A preferred stock into Series A1 preferred stock	—	—	2,118,000
Conversion of Series B preferred stock into Series A1 preferred stock	—	—	1,511,000
Conversion of Series C preferred stock into Series B1 preferred stock	—	—	8,414,000
Conversion of notes payable in to Series B1 preferred stock	—	—	850,000
Conversion of accrued interest into Series B1 preferred stock	—	—	18,000
Conversion of accrued interest into notes payable	—	—	72,000
Conversion of notes payable into common stock	5,514,000	—	5,637,000
Conversion of accrued interest into notes payable	863,000	—	740,000
Conversion of Series A preferred stock into Series A1 common stock	3,628,000	—	3,628,000
Conversion of Series B preferred stock into Series A1 common	10,011,000	—	10,011,000
Conversion of Kreido Laboratories common stock into common stock	167,000	—	167,000
See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2007
NOTE 1 BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of Kreido Biofuels, Inc. (“Kreido” or “the Company”) at June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. They do not include all information and notes required by United States generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Kreido’s Annual Report on Form 10-KSB as amended by Form 10-KSB/A for the period from inception (January 13, 1995) through December 31, 2006.
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The Company, a development stage company, has suffered recurring losses from operations and at June 30, 2007 had an accumulated deficit of $24,892,000 that raises substantial doubt about its ability to continue as a going concern. The Company believes that it can satisfy its cash requirements for at least the next 6 months, however it will need to raise up to an additional $20 million in the fourth quarter of 2007 in order to support its current plan’s funding needs of completing the first plant, funding the start-up plant costs and commencing the construction of the second plant. If the Company is unable to achieve projected operating results and/or obtain such additional financing if and when needed, management will be required to curtail growth plans and scale back planned development activities. No assurances can be given that the Company will be successful in raising additional financing should such financing be required by future operations.
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

Kreido Biofuels, Inc. was incorporated as Gemwood Productions, Inc. under the laws of the State of Nevada on February 7, 2005. Gemwood Productions, Inc. changed its name to Kreido Biofuels, Inc. on November 2, 2006. The Company took its current form on January 12, 2007 when Kreido Laboratories completed a reverse triangular merger with Kreido Biofuels, Inc. (Note 8).
The cornerstone of Kreido Laboratories’ technology is its patented STT(™) (Spinning Tube in Tube) diffusional chemical reacting system, which is both a licensable process and a licensable system. In 2005, the Company demonstrated how the STT™ could make biodiesel from vegetable oil rapidly with almost complete conversion and less undesirable by-products. The Company has continued to pursue this activity and is in the process of building a pilot production plant and developing the first of its commercial biodiesel production factories in the United States that it expects will produce approximately 33 million gallon per year.
The Company considers itself a development stage enterprise because it has not yet earned significant revenue from its commercial products or biodiesel production plants. The Company builds and intends to own or license innovative chemical and bio-chemical reacting systems and biodiesel production plants.
NOTE 3 CONSTRUCTION IN PROGRESS AND PLANT DEVELOPMENT ACTIVITIES
Kreido has commenced development of one of its full scale biodiesel production plants (“full scale plant”) and has substantially completed construction of its pilot biodiesel production plant (“pilot plant”). The Company is in the process of negotiating the lease for the site of the full scale plant. The pilot plant is being constructed in an existing biodiesel production facility. The Company expects to substantially complete the construction of the full scale production plant in 2008. Total estimated costs to be incurred for construction of the two facilities are between $18,000,000 and $24,000,000. Cost of construction of the plant is comprised of the following: 1) site selection, leasing, permitting and other legal compliance; (2) architectural, design and engineering; (3) labor, overhead and materials to build in-house the STT reactors; (4) designing, engineering and manufacturing of the plant production unit which includes components such as centrifuges, tanks, control panels and other equipment being build by third parties for delivery to the plant site; and (5) the general contractor fees, engineering and construction of the buildings and physical improvements including tanks, piping, boilers and various lab and other equipment and machinery comprising the plant. As of June 30, 2007, construction expenditures of $5,913,000 have been incurred and recorded as construction-in-progress and, in addition, approximately $4.2 million was committed through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after June 30, 2007 with additional purchase orders and contracts likely to be entered into.
NOTE 4 NET LOSS PER COMMON SHARE
Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted-average number of common and common equivalent shares outstanding during the period. For the three and six months ended June 30, 2007, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss. During the three and six months ended June 30, 2007, the Company issued additional stock options of 1,355,400 and 2,740,784, respectively, under its 2006 Equity Incentive Plan.

		Period from
		Inception
	Six Months	(January 13,
	Ended	1995) through
	June 30, 2007	June 30, 2007
Weighted-average shares used to compute basic and diluted net loss per common share:	52,532,202	52,532,202

Securities convertible into shares of common stock not used to compute net loss per share because the effect would be anti-dilutive:
Stock options under the 2006 Equity Incentive Plan	2,740,784	2,740,784
Stock options under the 1997 Stock Compensation Program	1,164,984	1,164,984
Stock associated with warrants arising from private placement of common stock	18,518,519	18,518,519
Other stock associated with warrants	571,335	571,335

	22,995,622	22,995,622

NOTE 5 PROPERTY AND EQUIPMENT
Property and equipment at June 30, 2007 and December 31, 2006 is summarized as follows:

	June 30, 2007	December 31, 2006
Furniture and fixtures	$43,000	$43,000
Machinery and equipment	321,000	270,000
Capitalized leases	447,000	347,000
Office equipment	162,000	115,000
Leasehold improvements	58,000	47,000
Construction in progress	5,913,000	—

Total	6,944,000	822,000
Less accumulated depreciation and amortization	(562,000)	(500,000)

Net book value	$6,382,000	$322,000

Depreciation and amortization expense for the three and six months ended June 30, 2007 and 2006 was $88,000 and $63,000, respectively.
NOTE 6 COMMON STOCK AGREEMENT
In January 2007, the Company completed a private placement offering of its common stock. The accredited investors purchased 18,518,519 units of our securities (“Unit”), at a purchase price of $1.35 per Unit. Each Unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $1.85 per share. The warrants expire January 12, 2012. The fair value of the warrants on the date of issuance was $8,076,000 and was calculated using the Black-Scholes option pricing model using the following assumptions: contractual life of 5 years; no dividends, risk free interest rate of 4.65% and volatility of 56.5%. The Company received proceeds from the offering of approximately $22.9 million, net of offering related costs and the repayment of $123,000 in outstanding short-term notes. The common stock including shares of common stock underlying warrants comprising the Units were registered under the Securities Act of 1933, as amended, effective June 28, 2007. The Company has an obligation to keep the registration effective and to keep the Company’s common stock listed or included for quotation on an Approved Market or if the trading of the Company’s common stock is suspended or halted on an Approved Market for more than two full, consecutive trading days with certain exceptions excusing events, otherwise they will be required to issue additional shares, based on the number of days the shares remain unregistered or untraded.
NOTE 7 STOCK-BASED COMPENSATION
In accordance with the provisions of SFAS 123(R), “Share-Based Payment”, the Company has recorded stock-based compensation expense of $400,000 and $4,000 for the three months ended June 30, 2007 and 2006, respectively, and $408,000 and $9,000 for the six months ended June 30, 2007 and 2006, respectively. The stock-based compensation expense is based on the fair value of the options at the grant date. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 4.54% and 4.81%; three and half (3.5) and four and a half (4.5) years and expected volatility of 56.5%.

Summary stock option activity is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2006	1,164,984	$0.36
Granted	2,740,784	1.25
Exercised	—	—
Cancelled	—	—

Balance at June 30, 2007	3,905,768	$0.98

For options granted in prior years under the intrinsic-value-based method, the Company has recorded $4,000 of deferred compensation as additional paid-in capital based on the difference between the market price of the common stock and the option exercise price at the date of grant during 2006. Related compensation expense of $2,000 and $5,000 was recognized for the three and six month periods ended June 30, 2007, respectively.
The following table summarizes information regarding options outstanding and options exercisable at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of	Outstanding at	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Exercise Prices	June 30, 2007	Contractual Life	Exercise Price	June 30, 2007	Exercise Price
$0.01 — 0.19	860,573	2.77	$0.09	710,139	$0.09
$0.20 — 0.89	225,312	4.33	0.77	225,312	0.77
$0.90 — 1.85	2,766,484	9.59	1.25	594,290	1.22
$1.86 — 2.53	53,399	0.74	2.45	53,399	2.45

	3,905,768		$0.88	1,583,140	$0.70

NOTE 8 RECAPITALIZATION
In January 2007, Kreido Laboratories completed a reverse triangular merger with Kreido Biofuels, Inc. (formerly known as Gemwood Productions, Inc.), a publicly traded company. In connection with the merger, Kreido completed a private placement offering issuing 18,518,519 shares of Kreido common stock at $1.35 per share and warrants to purchase 18,518,519 shares of Kreido common stock at an exercise price of $1.85 per share (see Note 6). As part of this transaction, outstanding Series A and Series B Preferred Stock of Kreido Laboratories and related warrants totaling $13,639,000 and 10,560,829 shares were converted to 11,915,288 shares of Common Stock of Kreido and warrants to purchase 294,530 shares of common stock of Kreido. All payments of all accumulated preferred stock dividends were waived. Outstanding convertible notes payable and related accrued interest of $6,377,000 were converted into 10,224,178 shares of common stock of Kreido. Additionally, all outstanding common stock and certain warrants to purchase common stock of Kreido Laboratories were converted to 3,124,218 shares of common stock of Kreido on a net exercise basis as determined by the Board of Directors in conjunction with the reverse merger. The original shareholders of Kreido converted their existing common stock to 8,750,000 shares of new Kreido. The reverse merger was accounted for as a recapitalization for financial accounting purposes.
NOTE 9 RESTATEMENT AND REDEEMABLE PREFERRED STOCK
The Company restated its previously issued consolidated financial statements as of and for the year ended December 31, 2006 due to the misclassification of redeemable preferred stock as stockholders’ equity.

The effect on the Company’s previously issued 2006 consolidated financial statements is summarized as follows:

	As Previously	Increase
Balance Sheet Data	Reported	(Decrease)	Restated
Total Assets	$1,190,000	$—	$1,190,000
Total Liabilities	7,050,000	—	7,050,000
Total Redeemable Preferred Stock	—	13,639,000	13,639,000
Total	(5,860,000)	(13,639,000)	(19,499,000)
The following schedule shows the movement of the redeemable preferred stock from inception date (January 13, 1995).

											Total
	Series A		Series B		Series C		Series A1		Series B1		Redeemable
	Convertible Stock		Convertible Stock		Convertible Stock		Convertible Stock		Convertible Stock		Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock
Issuance of Series A preferred stock	242,561	$1,480,000	—	$—	—	$—	—	$—	—	$—	$1,480,000

Balance, December 31, 1999	242,561	1,480,000	—	—	—	—	—	—	—	—	1,480,000
Conversion of notes to Series A preferred stock	106,925	637,000	—	—	—	—	—	—	—	—	637,000
Retirement of common stock	—	—	200,000	1,500,000	—	—	—	—	—	—	1,500,000
Issuance of Series B preferred stock	—	—	—	11,000	—	—	—	—	—	—	11,000

Balance, December 31, 2000	349,486	2,117,000	200,000	1,511,000	—	—	—	—	—	—	3,628,000

Balance, December 31, 2001	349,486	2,117,000	200,000	1,511,000	—	—	—	—	—	—	3,628,000

Issuance of Series C preferred stock	—	—	—	—	1,995,000	1,995,000	—	—	—	—	1,995,000
Conversion of notes, accrued interest and accounts payable to Series C preferred stock	—	—	—	—	5,255,785	5,256,000	—	—	—	—	5,256,000

Balance, December 31, 2002	349,486	2,117,000	200,000	1,511,000	7,250,785	7,251,000	—	—	—	—	10,879,000
Issuance of Series C preferred stock	—	—	—	—	428,500	428,000	—	—	—	—	428,000

Conversion of notes and accrued interest payable to Series C preferred stock	—	—	—	—	744,510	745,000	—	—	—	—	745,000
Buy back of fractional shares	(9)	—	(3)	—	(12)	—	—	—	—	—	—

Balance, December 31, 2003	349,477	2,117,000	199,997	1,511,000	8,423,783	8,424,000	—	—	—	—	12,052,000
Issuance of Series B1 preferred stock	—	—	—	—	—	—	—	—	720,000	720,000	720,000

Conversion of notes and accrued interest payable to Series B1 preferred stock	—	—	—	—	—	—	—	—	867,572	867,000	867,000

											Total
	Series A		Series B		Series C		Series A1		Series B1		Redeemable
	Convertible Stock		Convertible Stock		Convertible Stock		Convertible Stock		Convertible Stock		Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock
Conversion of Series A preferred stock to Series A1 preferred stock	(349,477)	(2,117,000)	—	—	—	—	349,477	2,117,000	—	—	—
Conversion of Series B preferred stock to Series A1 preferred stock	—	—	(199,997)	(1,511,000)	—	—	199,997	1,511,000	—	—	—
Conversion of Series C preferred stock to Series B1 preferred stock	—	—	—	—	(8,423,783)	(8,424,000)	—	—	8,423,783	8,424,000	—

Balance, December 31, 2004	—	—	—	—	—	—	549,474	3,628,000	10,011,355	10,011,000	13,639,000

Balance, December 31, 2005	—	—	—	—	—	—	549,474	3,628,000	10,011,355	10,011,000	13,639,000

Balance, December 31, 2006	—	—	—	—	—	—	549,474	3,628,000	10,011,355	10,011,000	13,639,000
Conversion of Series A1 preferred stock to common stock	—	—	—	—	—	—	(549,474)	(3,628,000)	—	—	(3,628,000)
Conversion of Series B1 preferred stock to common stock	—	—	—	—	—	—	—	—	(10,011,355)	(10,011,000)	(10,011,000)

Balance, June 30, 2007	—	$—	—	$—	—	$—	—	$—	—	$—	$—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO OUR CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR ANNUAL REPORT ON FORM 10-KSB/A FILED ON JUNE 27, 2007.
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
The Merger was treated as a recapitalization of our company for accounting purposes. Our historical financial statements before the Merger were replaced with the historical financial statements of Kreido Laboratories in all filings with the Securities and Exchange Commission (“SEC”) subsequent to January 12, 2007. The offering provided net proceeds of approximately $22.9 million, which included the repayment of $123,000 in outstanding notes and the cancellation of indebtedness of approximately $250,000.
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
As the result of the Merger, the Split-Off and the change in our business and operations from an unrelated services company to a technology company focusing on the production of biofuel, a discussion of the past financial results of our company is not pertinent and our financial results as consolidated with Kreido Laboratories, the accounting acquirer, are presented here. Thus, the discussion of our financial results addresses only Kreido Laboratories.
Kreido Laboratories is a corporation founded to develop proprietary technology for building micro-composite materials for electronic applications. In 1995, Kreido Laboratories began to develop the technology used in the design and assembly of our STT® Reactor. Kreido Laboratories thereafter sought to develop the technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the chemical industries. We designed and developed the STT® Reactor which incorporates our proprietary “spinning tube-in-tube” design configuration to improve the speed and yield of chemical reactions. One of the EPA’s largest laboratories has been using our STT® Reactor-based technology since 2004 to develop and evaluate new chemical processes and develop and optimize protocols for use of the STT® Reactor by public and private entities. Beginning in the last quarter of 2005, Kreido Laboratories began to evaluate the advantages of the STT® Reactor specifically for the production of biodiesel. In the first quarter of 2006, Kreido Laboratories elected to focus primarily on the biodiesel industry and began to prepare and execute our current business plan.

On July 26, 2007, Joel A. Balbien submitted to our Board of Directors his written notice of resignation as a director effective immediately and as President and Chief Executive Officer of our company effective as of July 27, 2007. The resignations were accepted by the Board of Directors on July 27, 2007. We also entered into a Settlement Agreement and General Release with Dr. Balbien terminating our Employment Agreement with Dr. Balbien and resolving all matters between us and Dr. Balbien.
On July 27, 2007, our Board of Directors appointed G.A. Ben Binninger, a director of our company, as our Chief Executive Officer. We and Mr. Binninger also entered into an Executive Employment Agreement that provides, in part, for Mr. Binninger to serve as our Chief Executive Officer and President. On July 27, 2007, the Board of Directors appointed Philip Lichtenberger as our Chief Operating Officer, and John Philpott as our Chief Financial Officer. Mr. Lichtenberger has served as Executive Vice President and Chief Operating Officer of Kreido Labs since 1997 and was appointed as Senior Vice President of Operations and Chief Financial Officer of our company on January 12, 2007. Mr. Philpott joined us on March 19, 2007 as Vice President and Chief Accounting Officer.
On July 27, 2007, the Board of Directors also expanded the size of the Board from three directors to four directors and appointed Murli Tolaney and Richard Redoglia as members of the Board of Directors to fill the vacancies on the Board of Directors.
Plan of Operations
We plan to commercialize our proprietary technology for biodiesel production on a commercial scale and to become one of the leading providers of biodiesel in the United States and elsewhere. We expect to execute our business plan by generating revenues from multiple sources; 1) by building and operating our own STT® Reactor-based biodiesel production units with an anticipated aggregated biodiesel production capacity of approximately 100 MMgpy by the end of 2008; 2) licensing our STT® Reactor-based technology to others which may require one of our production units to be operational; and 3) in the longer term, by investing in businesses that will develop or use our STT® Reactor-based technology for production of biofuels, chemicals and pharmaceuticals.
To date, we have accomplished the development and production of our STT® Reactor internally and utilized outsourcing for the development and construction of the STT® Production Unit. The STT® Production Unit which consists of our STT® Reactor along with pumps, centrifuges, and other vessels, equipment and piping. The STT® Production Unit is being engineered by a professional engineering firm and constructed by a manufacturer of engineered packaged systems. Site specific work for the plants will be done by contractors who will service individual sites.
Our engineering partner is R.C. Costello & Assoc. Inc. of Redondo Beach, California. This firm provides engineering design and improvements for chemical plants, natural gas plants and refineries, with an emphasis on process intensification. The firm has 11 years’ experience in reaction engineering, distillation and process safety. Our manufacturing partner is Certified Technical Services L.P. of Pasadena, Texas. This firm has been a heavy industrial contractor and manufacturer of engineered packaged systems for 20 years
We plan to directly market and distribute the biodiesel that we produce in our owned and operated facilities to diesel blenders and other distributors of diesel products. We plan to use diversified feedstock in our plants.
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
We are developing three biodiesel production plants, each of which will employ our STT® Production Units. The development of the biodiesel production plants will require significant expenditures on equipment and materials and we expect to use a majority of the proceeds of the January 2007 private placement in the construction of the pilot and production plants. As feedstock and biodiesel prices change or as the demand for superior biodiesel production technology increases, we may determine that it is in our best interest to sell or license our STT® Production Units in the near term in lieu of building our second and third plants as soon as we currently plan. Because of the efficiency of our compact reactor and the ability to process different feedstocks, we believe that our STT® Production Unit technologies will provide us with cost and efficiency advantages when compared to companies developing conventional biodiesel plants. In the execution of our business plan, we anticipate that we will increase our number of employees in the next 12 months to approximately 85 employees.
The three plants planned for development are expected to be located in Wilmington, North Carolina and Chicago, Illinois as well as in a location to be determined in the Gulf region of the U.S. or other desirable sites we are investigating. Alternatively, we may build a second plant at our Wilmington, North Carolina location.
Since our business over the next 18 months consist primarily of constructing up to three biodiesel production plants and the pilot plant, the results of our operations and financial condition will reflect that of a biodiesel producer, engineering and construction company. If we are successful in implementing our current business plan of building biodiesel production plants the our results of our operations should reflect that of a biodiesel producer and marketer. Accordingly, the results of operations and cash flows for the three and six months ended June 30, 2007 and the fiscal year ended December 31, 2007 are not anticipated to be indicative of the results of operations and cash flows for future long-term periods.
We believe that we can satisfy our cash requirements for at least the next 6 months, however we may need to raise up to an additional $20 million in the fourth quarter of 2007 in order to support our current plan’s funding needs of completing the first plant, funding the start-up production plant costs and commencing the construction on the second production plant.
Consolidated Results of Operations for the six months ended June 30, 2007 and 2006
Operating Expenses
Loss from operations for the six months ended June 30, 2007 was $2,186,000, resulting from $298,000 of research and development expenses and $1,888,000 of general and administrative expenses. Loss from operation for the six months ended June 30, 2006 resulted primarily from $717,000 of research and development and $274,000 of general and administrative expenses. The decrease in research and development costs from the six month period ended in 2007 compared to the same period in 2006 related to the shift away from research and development activities and into the construction of the biodiesel production plants and our commercial STT® Reactor, the related costs of which are being capitalized. We expect to continue to incur research and development expenses in the future related to biofuels and different feedstocks as well as other uses for our STT® Reactor. Costs included in research and development for the six months ended June 30, 2007 consisted of payroll related expenses, supplies and small equipment costs, non-cash patent amortization and stock compensation expenses.
General and administrative costs increased by $1,184,000 for the six months ended June 30, 2007 compared to the same period in 2006. The increase was related to legal fees and consulting costs related to the Merger and private placement offering, increased costs associated with a public company and an increase in administrative personnel costs including stock compensation costs. We expect operating expenses, especially general and administrative costs to increase over the next few years as construction activities increase and as we continue to grow and add personnel. Additionally, we will continue to incur additional costs associated with the requirements of operating as a public reporting entity and from the issuance of stock and stock options.

Other Income (Expense)
Other income (expense) for the six months ended June 30, 2007 was $421,000 compared to other expense of $396,000 for the six months ended June 30, 2006. Fiscal year 2007 is comprised of interest income whereas 2006 consisted of $26,000 of interest income and $422,000 of interest expense from various notes payable.
Net Loss
Net loss for the six months ended June 30, 2007 was $1,766,000, equivalent to a loss of $0.03 per common share compared to a net loss of $1,388,000, equivalent to $1.02 per common share for the six months ended June 30, 2006. We expect to incur net losses for the next couple of years as we continue to construct our biodiesel production plants.
Comparison of three months ended June 30, 2007 and 2006
Operating Expenses
Operating expenses of $1,462,000 for the three months ended June 30, 2007 increased by $949,000 compared to $513,000 for the same period in 2006. Research and development expense for the three months ended June 30, 2007 decreased by approximately $100,000, or 28%, compared to $386,000 for the same period in 2006. The decrease related to the shift away from research and development and into the commencement of the construction of the biodiesel production plants and our commercial STT® Reactor, the related costs of which are being capitalized. General and administrative costs increased to $1,184,000 for the three months ended June 30, 2007 from $127,000 for the same period in 2006. The increase was related to increased costs associated with being a public company, an increase in stock compensation expense from the issuance of stock options to employees and an increase in payroll related costs from the hiring of additional personnel. We expect operating expenses, especially general and administrative costs to increase over the next few years as construction activities increase and as we continue to grow and add personnel. Additionally, we will continue to incur additional costs associated with the requirements of operating as a public reporting entity and from the issuance of stock and stock options.
Other Income (Expense)
Other income (expense) for the three months ended June 30, 2007 was other income of $229,000 compared to other expense of $206,000 for the same period in 2006. Other income for the three months ended June 30, 2007 consisted of interest income compared to the same period in 2006 consisting of $211,000 of interest expense offset by $5,000 of other income. We expect interest expense for 2007 to be minimal due to the conversion and retirement of debt in January 2007 and interest income to reflect the changes in the available cash balances.
Net Loss
Net loss for the three months ended June 30, 2007 was $1,233,000, or a 71% increase compared to the net loss of $719,000 for the same three month period for 2006. There were no net sales or gross profit for the three months ended June 30, 2007 and 2006. We expect to incur net losses for the next couple of years as we continue to construct our biodiesel production plants.
Liquidity and Capital Resources
A summary of our sources and use of cash for the six months ended June 30, 2007, is as follows:
•	Sources of cash consisted of private placement net proceeds of $22.9 million and interest income of $420,000 for total sources of cash of $23.3 million.
•
Uses of cash consisted of purchases of fixed assets and construction of plant and reactors of $6 million, general and administrative cost of $1.7 million, repayment of capital leases of $151,000 and investments in patents of $113,000 for a total use of cash of $9 million.

•	The cash balance of $17.3 million consists of net sources and uses of cash of $15.3 million plus an increase in the amounts due to vendors of $2 million which will be paid in future periods.

The details of the cash flow activities are discussed below.
Net cash provided by operating activities for the six months ended June 30, 2007 was $680,000 as compared to net cash used in operations of $853,000 for the same period in 2006. Net cash provided from operations is primarily related to the increase in accounts payable at the end of June 30, 2007 which consisted of certain large payments due to vendors associated with the construction of our biodiesel production plants. In addition, we incurred an increase in stock compensation costs compared to prior periods.
Net cash used by investing activities for the six months ended June 30, 2007 was approximately $6.1 million which was a significant increase from $122,000 used by investing activities for the same period in 2006. The cash used in 2007 consisted primarily of the purchase and construction of equipment and facilities associated with the development of our biodiesel production plants. Costs of the plants consist of: (1) site selection, leasing, permitting and other legal compliance; (2) architectural, design and engineering; (3) labor, overhead and materials to build in-house the STT® Reactors; (4) designing, engineering and manufacturing of the plant production unit which includes components such as centrifuges, tanks, control panels and other equipment being build by third parties for delivery to the plant site; and (5) the general contractor fees, engineering and construction of the buildings and physical improvements including tanks, piping, boilers and various lab and other equipment and machinery comprising the plant. In addition, approximately $4.2 million was committed through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after June 30, 2007 with additional purchase orders and contracts likely to be entered into in the future months. We also invested $70,000 and $116,000, respectively, in patents for the six months ended June 30, 2007 and 2006.
Net cash provided by financing activities for the six months ended June 30, 2007 was $22.7 million consisting primarily of the private placement sale of our common stock netting proceeds to us of approximately $22.9 million. This was offset by the repayment of outstanding notes and the payment of capital leases. The cash used in financing activities was $17,000 for payments of capital lease obligations for the six months ended June 30, 2006.
Concurrently with the closing on January 12, 2007 of the merger of Acquisition Sub and Kreido Laboratories, which was treated as a recapitalization of our company for accounting purposes, we consummated a private offering of 18,518,519 units of our securities at a purchase price of $1.35 per Unit. Each Unit consisted of one share of our common stock and a warrant to acquire one share of our common stock at an exercise price of $1.85 per share. The warrants are exercisable for a period of five years from January 12, 2007. The private placement of the Units resulted in our receiving from the gross proceeds of approximately $25 million, net proceeds of approximately $22.9 million.
We anticipate that the net proceeds of the private placement offering of the Units will enable us to carry out our current operating plan to the fourth quarter of fiscal year 2007. Based upon our projected activities, we believe that up to an additional $20 million in financing will be needed to support our current plan’s funding needs of completing the first plant, funding the start-up production plant costs and commencing the construction on the second production plant. However, if our operating plan changes, we may require additional financing at an earlier time or increased financing. Financing may not be available on terms acceptable to us or our investors, and may be available only on terms that would negatively affect existing stockholders. If adequate funds are not available, we may not be successful in executing our operating plan as anticipated.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
Revenue Recognition
Our revenues are expected to be derived from the sale of biodiesel as well as from the licensing our patented processes, leasing our patented equipment to carry out the licensed processes and providing on-going technical support and know-how. Revenues from product sales will be recorded upon shipment. Revenues from technology licensing will be, based upon the nature of the licensing agreement, recorded upon billing due date established by contractual agreement with the customer or over the term of the agreement. For sales arrangements with multiple elements, we will allocate the undelivered elements based on the price charged when an element is sold separately. Through the end of June 30, 2007, we have recognized no commercial or licensing revenue. It is anticipated that once we have built and begin operating the commercial biodiesel production plants, the majority of revenue will be based upon the sale of biodiesel to distributors.

Research and Development
Research and development costs related to the design, development, demonstration, and testing of reactor technology are charged to operations as incurred.
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.
Use of Estimates
Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods covered by the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Depreciation and Amortization
The provision of depreciation of property and equipment is calculated when put into service on the straight-line method over the estimated useful lives of the related assets, generally ranging from five to seven years. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the lease term.
Patents
Capitalized patent costs consist of direct costs associated with obtaining patents such as legal expenses and filing fees. Patent costs are amortized on a straight-line basis over 15 years, which is the expected life, beginning in the month that the patent is issued. Patent costs are capitalized beginning with the filing of the patent application. The patents are tested for impairment annually, or more frequently if events or conditions indicate the asset might be impaired and the carrying value may not be recoverable. These conditions may include an economic downturn, new and or competitive technology, new industry regulations and a change in the operations or business direction of the Company. The impairment tests include a comparison of estimated undiscounted cash flows associated with the asset’s carrying value. If the assessment determines that the fair value is less than the carrying value of the patent, an impairment charge is recorded to reduce the value of the patent.
Impairment of Long-Lived Assets
We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. No assets were determined to be impaired as of June 30, 2007 and December 31, 2006.

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
For periods prior to January 1, 2006, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. We recorded $408,000 of stock-based compensation expense for the three and six month periods ended June 30, 2007.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 157 will have a significant effect on our consolidated financial statements.

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
We have incurred significant operating losses since our inception, and, as of June 30, 2007, we have accumulated a deficit of approximately $24.9 million. We may continue to incur operating losses, depending largely upon the commercial success of our STT® Reactor and STT® Production Units. To date, we have neither sold nor licensed any commercial-scale products. We will need to generate revenues in excess of our expenses to become profitable, and we may be unable to do so. If we do not become profitable, the value of our common stock may decline.
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
Based upon our projected activities, we believe that up to an additional $20 million will be needed in the fourth quarter of 2007 in order to support our current plan’s funding needs of completing the first production plant, funding the start-up plant costs and commencing the construction on the second production plant. However, if this plan changes, we may require additional financing at an earlier time. Financing may not be available on terms acceptable to us or our investors, and may be available only on terms that would negatively affect the existing stockholders. If adequate funds are not available, we likely will not be successful in executing our business plan as anticipated and, as a result, we may be forced to cease operations and liquidate, in which case investors may not be able to receive any return of their invested capital.
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
We believe that our per gallon cost of producing biodiesel will be less than conventional biodiesel producers based primarily on less cost incurred from energy usage and the catalyst material used in making our biodiesel. If the actual use of energy and catalyst material is more than expected then the costs advantages that we anticipate may not be present, and we may not be able to achieve our expected profits or any profits at all.
The cost of soybean, palm oil and canola/rapeseed oil and the market price of biodiesel has been fluctuating and is subject to supply and demand conditions which may affect our profitability and cash flow .
The demand for soybean oil, palm oil and canola/rapeseed oil has been increasing in 2007 and may continue to do so in the future. The increase in demand has increased the cost of these feedstock raw materials. According to the Energy Management Institute Alternative Fuels Indexsm, the average producer price of B100 diesel across 52 major metropolitan areas in the United States during the week ending August 2, 2007 was $3.62 per gallon, and net of site specific transportation and handling costs, it was $3.22 per gallon. It is possible that this price range will not remain the relevant price range for biodiesel in and after 2008. It is possible that potential supply and demand conditions may adversely affect the various cost of raw materials or the price level for biodiesel. If the cost of these feedstock raw materials remains high and if the wholesale price for biodiesel does not remain at a level that permits us to generate revenues in excess of our costs, after taking into account tax incentives and credits, then we may not become or remain profitable or have positive cash flow, in which case it will likely affect our financial condition and viability as an on-going business.
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
Since we have yet to begin full operation as a biodiesel business, there is no certainty that we will be able to achieve satisfaction of any or all of the above conditions. If we fail to do so, we may be forced to cease operations and to liquidate, in which case investors may not be able to receive any return of their invested capital. Also, the process of obtaining permits in certain locations may increase the cost and delay plant construction.
We are dependent upon our officers for management and direction, and the loss of any of these persons could adversely affect our anticipated results of operations and financial condition.
We are dependent upon our officers for implementation of our current stage of development for our business plan. The loss of any of our key officers, including Philip Lichtenberger, our Chief Operating Officer and Alan McGrevy, our Vice President of Engineering, could have a material adverse effect upon the anticipated results of our contemplated operations and financial condition and would likely delay or prevent the achievement of our contemplated business objectives. We do not maintain “key person” life insurance for any of our officers.

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
The demand for construction and contract manufacturing companies that are qualified to build biodiesel production plants and equipment has increased. Some companies report that their construction backlogs are as many as four years. While we have the capacity to manufacture our STT® Reactors in house, we do not have the capability in-house to construct and fabricate the entire biodiesel production plant and equipment and we intend to rely on strategic relationships with third-party construction and fabrication companies, some of which we have not yet developed. Furthermore, the recent growth in biodiesel plant construction has caused a backlog on certain specialized equipment. One example of such specialized equipment is centrifuges, for which there is a reported backlog of six months for some models. The failure to secure agreements with construction companies and/or for the requisition of such specialized equipment may adversely affect our anticipated results of operations and financial condition.
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
The price of feedstock is influenced by market demand, weather conditions, animal processing and rendering plant decisions, factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. The principal feedstocks for biodiesel currently are soybean oil, palm oil and canola/rapeseed oil and are the feedstocks most susceptible to price risk due to market demand. Factors affecting crop yield and planting decisions include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of feedstock is difficult to predict.
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
The production of biodiesel is made significantly more competitive by federal and state tax incentives. The federal excise tax incentive program for biodiesel was originally enacted as part of the JOBS Act but is scheduled to expire on December 31, 2008. This program provides blenders, generally distributors, with a one cent tax credit for each percentage point of virgin vegetable oil-derived biodiesel blended with petroleum diesel. For example, distributors that blend virgin soybean-derived biodiesel with petroleum diesel into a B20 blend biodiesel would receive a 20 cent per gallon excise tax credit. The program also provides blenders of recycled oils, such as yellow grease from restaurants, with a one-half cent tax credit for each percentage point of recycled oil-derived biodiesel blended with petroleum diesel. For example, distributors that blend recycled oil-derived biodiesel with petroleum diesel into a B20 blend biodiesel would receive a 10 cent per gallon excise tax credit. In addition, approximately 31 states provide mandates, programs and other incentives to increase biodiesel production and use, such as mandates for fleet use or for overall use within the state, tax credits, financial grants, tax deductions, financial assistance, tax exemptions and fuel rebate programs. These incentives are meant to lower the end-users’ cost of biodiesel in comparison to petroleum diesel. Currently, we plan to sell the biodiesel we produce to blenders that blend their biodiesel blend with petroleum diesel and therefore we expect to receive a price from our biodiesel purchasers that includes the $1.00 excise tax credit. The elimination or significant reduction in the federal excise tax incentive program or state incentive programs benefiting biodiesel could adversely affect our anticipated results of operations and financial condition.

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
Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market pursuant to Rule 144, the supply of common stock will increase, which could decrease the price of our common stock. Some or all of the shares of common stock not registered on the Registration Statement on Form SB-2, as amended (the “Registration Statement”), may be resold from time to time in the open market pursuant to Rule 144. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market shares of common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate after they have been held for two years. Substantially all of the former shareholders of Kreido Laboratories have entered into lock-up agreements pursuant to which they have agree to not sell the company shares issued to them in the Merger for a period of 12 months following the merger date of January 12, 2007.
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

Wrongful acts of our former counsel may expose the Company to investor claims under the securities laws and gives rise to Company claims against those associated with the wrongdoing.

On February 28, 2007, we announced that we have conducted an inquiry concerning the improper transfer of shares of our common stock without a restrictive legend to two brokerage accounts controlled by Louis Zehil, a former partner of McGuireWoods, the law firm that represented us in a private offering of company stocks in January 2007. As part of the 18,518,519 unit private offering, a total of approximately 1.5 million units of common stock and common stock purchase warrants were sold to the two private financial entities controlled by Mr. Zehil. The SEC has commenced an enforcement action against Mr. Zehil and U.S. Department of Justice in pursuing criminal proceedings against Mr. Zehil. We have learned that approximately 81,480 shares of common stock were sold in the public markets by the two private financial entities at the direction of Mr. Zehil in January and early February of this year. These sales were done without our consent or knowledge and in violation of the terms of purchase and purchase covenants, and the representations and warranties on which we relied in satisfying the requirements of the private placement exemption of Regulation D under the Securities Act. We do not anticipate reacquiring any of the 81,480 shares. The high and low trading prices of our common stock during the period that the 81,480 shares were sold was $2.43 and $1.57, respectively. Based upon this range, were we requested by purchasers to reacquire such shares, the aggregate maximum cost to us would be less than $200,000. The remaining 1.4 million shares and the warrants to purchase 1,481,480 shares of common stock are under the control of a court-appointed receiver who has recently filed a report with the court soliciting persons with claims against the two private financial entities to submit those claims. We are evaluating our claims against the two private financial entities, Mr. Zehil and his former law firm and we expect to pursue our claims against the private financial entities, Mr. Zehil and his former law firm in the near future. There is no assurance that we will be able to recover on our various claims. Further, we may incur significant costs resulting from our investigation of this matter, any legal proceedings that we may initiate as a result of our investigation and our cooperation with government authorities. We may not be adequately indemnified for, or otherwise be able to recover, such costs.
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

Item 3. CONTROLS AND PROCEDURES
In connection with the preparation of the Registration Statement, our principal accounting officer, John Philpott CPA, communicated to our independent auditors, Vasquez & Company LLP, management and our Audit Committee the existence of an internal control deficiency that may constitute a material weakness under standards established by the Public Company Accounting Oversight Board. A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of financial statements will not be prevented or detected. As a result of our communications with Vasquez & Company LLP and further review conducted by management and our Audit Committee, we believe the following possible material weakness existed during the period covered by this Quarterly Report;
Our failure to present redeemable preferred stock in mezzanine equity, outside of permanent equity, as a public company under Rule 5-02 of Regulation SX. Preferred stock issued by Kreido Labs in fiscal 2004 and converted into shares of common stock in January 2007 in connection with the Merger was not classified as mezzanine equity on the December 31, 2005 and 2006 consolidated balance sheets as prescribed under applicable SEC accounting rules. This oversight resulted in the restatement of our consolidated financial statements for the fiscal year ended December 31, 2006 and the quarter ended March 31, 2007. The restatement has no effect on the assets, liabilities, or statements of operations or cash flows of Kreido Labs or the Company.
Our management and our independent auditors, Vasquez & Company LLP, discussed the possible material weakness described above with our Audit Committee. By implementing the remedial measures discussed below, management intends to improve its internal control over financial reporting and to avoid future material misstatements of our consolidated financial statements. We have implemented or are implementing the following measures:
On an ongoing basis, the Principal Accounting Officer will continue to review SEC accounting rules, including rules changes and interpretations, to determine applicability to the Company. The Company will obtain general educational guidance regarding applicable SEC accounting rules, including Rule 5-02 and the accounting classification of complex financial instruments from its independent auditors, Vasquez & Company LLP. After obtaining general educational guidance, the Company may also consult with other auditors for detailed educational guidance and implementation. The Principal Accounting Officer will report changes in SEC accounting rules, GAAP and interpretations of SEC accounting rules and GAAP, that may be applicable to the Company with the Chief Executive Officer and the Audit Committee.
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
An evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities Exchange Act of 1934). Based on that evaluation, due to the required reclassification described above, the Company’s management, including the Chief Executive Officer and Principal Accounting Officer, has concluded that the Company’s disclosure controls and procedures were not effective, as of the end of the March 31, 2007 quarterly period, but were effective as of the end of the June 30, 2007 quarterly period. Management believes that the consolidated financial statements included in this Quarterly Report fairly present, in all material respects, the financial position, results of operation and cash flows of Kreido Labs, and the Company as applicable, for the periods presented.
No significant changes in the Company’s internal controls over financial reporting has occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the recently adopted changes in the Company’s internal controls over financial reporting described above, which do materially affect the Company’s internal controls over financial reporting.
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
We do not currently have a Nominating Committee of the board of directors of our company. Our board of directors anticipates that our board of directors will consist of five members. Our board of directors is looking for qualified candidates to fill the remaining vacancy on our board of directors after the appointment of Murli Tolaney and Richard Redoglia on July 27, 2007. Our directors hold office until the next meeting of the stockholders at which directors are elected, or until the earlier of their death, resignation or removal, or until their successors have been qualified.
Item 6. EXHIBITS
The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit No.	Description	Reference

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., a Nevada corporation, Kreido Acquisition Corp., a California corporation and Kreido Laboratories, a California corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

3.1	Amended and Restated Articles of Incorporation of Kreido Biofuels, Inc. (f/k/a Gemwood Productions, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-130606).

3.3	Amended and Restated Bylaws of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

4.1	Form of Investor Warrant of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

4.2	Form of Lock-Up Agreement by and between Tompkins Capital Group and each of the officers and directors of Kreido Biofuels, Inc., and certain stockholders of Kreido Laboratories.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

5.1	Opinion of DLA Piper US LLP	Incorporated by reference to Exhibit 5.1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on May 4, 2007 (File No. 333-140718).

10.1	Escrow Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc., Joel A. Balbien and Gottbetter & Partners, LLP.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.2	Form of Subscription Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.3	Form of Registration Rights Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.4	Split-Off Agreement, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., Victor Manuel Savceda, Kreido Laboratories and Gemwood Leaseco, Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.5	Employment Agreement, dated November 1, 2006, by and between Kreido Laboratories and Joel A. Balbien.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.6	Form of Indemnity Agreement by and between Kreido Biofuels, Inc. and Outside Directors of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.7	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.8	Stock Option Agreement by and between Kreido Biofuels, Inc. and Joel A. Balbien dated as of January 12, 2007.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.9	Form of Incentive Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.10	Form of Non-Qualified Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.11	Employment Agreement, dated March 19, 2007, by and between Kreido Biofuels, Inc. and John M. Philpott.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007 (File No. 333-130606).

10.12	Binding Term Sheet by and between Kreido Laboratories and Tompkins Capital Group dated as of September 1, 2006	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.13	Amendment to Binding Term Sheet by and between Kreido Laboratories and Tompkins Capital Group dated as of October 25, 2006	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.14	Form of Indemnity Agreement for officers and directors	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.15	Employment Agreement, dated April 4, 2007, by and between Kreido Biofuels, Inc. and Philip Lichtenberger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2007 (File No. 333-130606).

10.16	Employment Agreement, dated April 10, 2007, by and between Kreido Biofuels, Inc. and Alan McGrevy.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.17	Employment Agreement, dated April 28, 2007, by and between Kreido Biofuels, Inc. and Larry Sullivan.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007 (File No. 333-130606).

10.18	Purchase Order Agreement, dated May 22, 2007, by and between Kreido Biofuels, Inc. and Certified Technical Services, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007 (File No. 333-130606).

10.19	Amendment No. 1 to Registration Rights Agreement, dated June 12, 2007, by and between Kreido Biofuels, Inc. and certain investors in the Offering.	Incorporated by reference to Exhibit 10.19 to the Amendment No. 3 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 21, 2007 (File No. 333-140718).

10.20	Separation Agreement and General Release dated July 27, 2007 by and between Kreido Biofuels, Inc. and Joel Balbien.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.21	Executive Employment Agreement dated July 27, 2007 by and between Kreido Biofuels, Inc. and G. A. Ben Binninger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.22	Kreido Biofuels, Inc. Outside Director Compensation Program adopted July 27, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREIDO BIOFUELS, INC.
By:	/s/ John M. Philpott
John M. Philpott, Chief Financial Officer
(Duly Authorized Officer and Principal Executive Officer)
Date:	August 14, 2007

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith