Form 10QSB
period 2007-09-30
Kreido Biofuels, Inc.
filed 2007-11-14
CIK 1342219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 333-130606
KREIDO BIOFUELS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	20-3240178

(State or Other Jurisdiction of Incorporation Organization)	(I.R.S. Employer Identification No.)
1070 Flynn Road, Camarillo, California 93012

(Address of Principal Executive Offices)
(805) 389-3499

(Issuer’s telephone number, including area code)
1140 Avenida Acaso, Camarillo California 93012

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At November 10, 2007 the issuer had 52,522,202 shares of common stock issued and outstanding.

FORM 10-QSB QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)	(As Restated - Note 9)
ASSETS
Current assets
Cash and cash equivalents	$10,403,000	$59,000
Other current assets	63,000	—

Total current assets	10,466,000	59,000
Property and equipment — net	11,066,000	322,000
Patents, less accumulated amortization of $346,000 and $278,000 in 2007 and 2006, respectively	783,000	788,000
Other assets	454,000	21,000

Total assets	$22,769,000	$1,190,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
Current liabilities
Current portion of convertible notes payable, net of discount of $1,044,000 in 2006 (Note 8)	$—	$5,637,000
Current portion of capital leases	49,000	50,000
Accounts payable	1,297,000	346,000
Accrued expenses	241,000	951,000

Total current liabilities	1,587,000	6,984,000
Capital leases, less current portion	102,000	66,000

Total liabilities	1,689,000	7,050,000

Redeemable preferred stock (Note 9)
Series A1 convertible preferred stock, no par value. Authorized 549,474 shares; issued and outstanding were none and 549,474 shares as of September 30, 2007 and December 31, 2006, respectively; liquidation preference $4,945,000 in 2006	—	3,628,000
Series B1 convertible preferred stock, no par value. Authorized 13,783,783 shares; issued and outstanding were none and 10,011,355 shares as of September 30, 2007 and December 31, 2006, respectively; liquidation preference $10,011,020 in 2006	—	10,011,000

Total redeemable preferred stock	—	13,639,000

Stockholders’ equity (capital deficit) (Note 8)
Common stock, $0.001 par value in 2007 and no par value in 2006. Authorized 150,000,000 shares; issued and outstanding were 52,517,202 and 720,501 shares as of September 30, 2007 and December 31, 2006, respectively	52,000	103,000
Restricted common stock, $0.001 par value in 2007 and no par value in 2006; issued and outstanding were none and 641,786 shares as of September 30, 2007 and December 31, 2006, respectively	—	64,000
Additional paid-in capital	38,807,000	3,469,000
Warrant valuation	8,067,000	—
Deferred compensation	(2,000)	(9,000)
Deficit accumulated during the development stage	(25,844,000)	(23,126,000)

Net stockholders’ equity (capital deficit)	21,080,000	(19,499,000)

Total liabilities and stockholders’ equity (capital deficit)	$22,769,000	$1,190,000

See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Period from January
	Ended	Ended	Ended	Ended	13, 1995 (Inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2007	2006	2007	2006	2007
Operating expenses
Research and development	$276,000	$418,000	$574,000	$1,135,000	$16,410,000
General and administrative	848,000	287,000	2,736,000	561,000	7,588,000
Loss on sale of property and equipment	—	14,000	—	14,000	89,000
Loss from retirement of assets	—	—	—	—	318,000

Loss from operations	(1,124,000)	(719,000)	(3,310,000)	(1,710,000)	(24,405,000)
Other income (expense)
Interest expense	—	(231,000)	—	(653,000)	(3,082,000)
Interest income	172,000	2,000	593,000	2,000	657,000
Other income	—	77,000	—	103,000	1,151,000
Other expenses	—	—	—	—	(154,000)

Total other income (expense)	172,000	(152,000)	593,000	(548,000)	(1,428,000)

Loss before income taxes	(952,000)	(871,000)	(2,717,000)	(2,258,000)	(25,833,000)
Income tax expenses	—	—	1,000	1,000	11,000

Net loss	$(952,000)	$(871,000)	$(2,718,000)	$(2,259,000)	$(25,844,000)

Net loss per share — basic and diluted	$(0.02)	$(0.64)	$(0.05)	$(1.66)	$(0.49)

Shares used in computing net loss per share	52,515,758	1,362,287	52,513,980	1,362,287	52,513,980

See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders’ Equity (Capital Deficit)
(Unaudited)

								Deficit
								Accumulated
			Restricted Common		Additional			During the	Stockholders’
	Common Stock		Stock		Paid-In	Warrant	Deferred	Development	Equity (Capital
	Shares	Amount	Shares	Amount	Capital	Valuation	Compensation	Stage	Deficit)
Balance, January 1, 2007 — as restated	720,501	$103,000	641,786	$64,000	$3,469,000	$—	$(9,000)	$(23,126,000)	$(19,499,000)
Conversion of notes, accrued interest payable and related warrants, on a net exercise basis, to common stock at the converted acquisition basis	10,224,178	10,000	—	—	6,374,000	—	—	—	6,384,000
Conversion of Series A preferred stock to common stock at the converted acquisition basis	619,946	1,000	—	—	3,627,000	—	—	—	3,628,000
Conversion of Series B preferred stock to common stock at the converted acquisition basis	11,295,341	11,000	—	—	10,000,000	—	—	—	10,011,000
Conversion of existing Kreido Laboratories common stock to common stock at the converted acquisition basis	816,504	1,000	(641,786)	(64,000)	63,000	—	—	—	—
Conversion of consulting warrants, on a net exercise basis to common stock at the converted acquisition basis	1,587,213	2,000	—	—	(2,000)	—	—	—	—
Common stock issued in connection with the acquisition original Kreido Biofuels common stock	8,750,000	(94,000)	—	—	94,000	—	—	—	—
Common stock issued in connection with the $25 million January 2007 private placement offering	18,498,519	18,000	—	—	14,751,000	—	—	—	14,769,000
Warrants to purchase common stock issued in connection with the $25 million January 2007 private placement offering	—	—	—	—	—	8,067,000	—	—	8,067,000
Stock award to new board of directors	5,000	—	—	—	2,000				2,000
Compensation expense	—	—	—	—	429,000	—	7,000	—	436,000
Net loss	—	—	—	—	—	—	—	(2,718,000)	(2,718,000)

Balance, September 30, 2007	52,517,202	$52,000	—	$—	$38,807,000	$8,067,000	$(2,000)	$(25,844,000)	$21,080,000

See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months	Period from January
	Ended	Ended	13, 1995 (Inception)
	September 30,	September 30,	to September 30,
	2007	2006	2007
Cash flows from operating activities
Net Loss	$(2,718,000)	$(2,259,000)	$(25,844,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	231,000	125,000	1,600,000
Loss on sale of assets	—	—	89,000
Loss on retirement of assets	—	—	318,000
Noncash stock compensation	436,000	31,000	1,255,000
Amortization of convertible debt discount	—	208,000	1,236,000
Inducement to convert debt discount	—	—	152,000
Inducement to convert debt	—	—	58,000
Changes in operating assets and liabilities:
Prepaid and other assets	(496,000)	—	(568,000)
Accounts payable and accrued expenses	1,105,000	(16,000)	2,455,000
Accrued interest on notes	—	438,000	507,000

Net cash used in operating activities	(1,442,000)	(1,473,000)	(18,742,000)

Cash flows from investing activities
Purchase and construction of property and equipment	(10,754,000)	(56,000)	(11,495,000)
Proceeds from sale of assets	—	—	95,000
Investments in patent application	(118,000)	(134,000)	(1,437,000)

Net cash used in investing activities	(10,872,000)	(190,000)	(12,837,000)

Cash flows from financing activities
Proceeds from the issuance of Series A convertible preferred stock	—	—	938,000
Proceeds from the issuance of Series B convertible preferred stock	—	—	1,500,000
Proceeds from the issuance of Series C convertible preferred stock	—	—	2,424,000
Proceeds from the issuance of Series B1 preferred stock	—	—	720,000
Proceeds from the issuance of common stock warrants	—	—	217,000
Proceeds from the issuance of common stock	22,843,000	—	22,843,000
Proceeds from issuance of long-term debt	—	750,000	14,381,000
Principal repayment of long-term debt and capital leases	(185,000)	(23,000)	(1,041,000)

Net cash provided by financing activities	22,658,000	727,000	41,982,000

Net increase (decrease) in cash and cash equivalents	10,344,000	(936,000)	10,403,000
Cash and cash equivalents at beginning of period	59,000	1,002,000	—

Cash and cash equivalents at end of period	$10,403,000	$66,000	$10,403,000

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$19,000	$6,000	$353,000
Income taxes	1,000	1,000	11,000
See notes to unaudited condensed consolidated financial statements.

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months	Period from January
	Ended	Ended	13, 1995 (Inception)
	September 30,	September 30,	to September 30,
	2007	2006	2007
Supplemental disclosure of noncash investing and financing activities
Acquisition of property and equipment through capital leases	$98,000	$90,000	$858,000
Additions to property and equipment through settlement of capital lease	—	—	61,000
Additions to property and equipment through issuance of common stock	—	—	100,000
Conversion of notes payable into Series A preferred stock	—	—	1,180,000
Conversion of notes payable into Series C preferred stock	—	—	5,530,000
Conversion of accounts payable into Series C preferred stock	—	—	30,000
Conversion of accrued interest into Series C preferred stock	—	—	441,000
Warrants issued in connection with convertible notes	—	—	2,007,000
Conversion of Series A preferred stock into Series A1 preferred stock	—	—	2,118,000
Conversion of Series B preferred stock into Series A1 preferred stock	—	—	1,511,000
Conversion of Series C preferred stock into Series B1 preferred stock	—	—	8,414,000
Conversion of notes payable in to Series B1 preferred stock	—	—	850,000
Conversion of accrued interest into Series B1 preferred stock	—	—	18,000
Conversion of accrued interest into notes payable	—	—	72,000
Conversion of notes payable into common stock	5,514,000	—	5,637,000
Conversion of accrued interest into notes payable	863,000	—	740,000
Conversion of Series A preferred stock into Series A1 common stock	3,628,000	—	3,628,000
Conversion of Series B preferred stock into Series A1 common	10,011,000	—	10,011,000
Conversion of Kreido Laboratories common stock into common stock	167,000	—	167,000
See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2007
NOTE 1 BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of Kreido Biofuels, Inc. (“Kreido” or “the Company”) at September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. They do not include all information and notes required by United States generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Kreido’s Annual Report on Form 10-KSB as amended by Form 10-KSB/A for the period from inception (January 13, 1995) through December 31, 2006.
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
The Company, a development stage company, has suffered recurring losses from operations and at September 30, 2007 had an accumulated deficit of $25,844,000 that raises substantial doubt about its ability to continue as a going concern. The Company believes that it can satisfy its cash requirements for at least the next 6 months, however it will need to obtain an additional $20 million in the first quarter of 2008 in order to support its current plan’s funding needs of completing the first plant, funding the start-up plant costs and commencing the construction on the STT® Reactors for the next biodiesel production plant. If the Company is unable to achieve projected operating results and/or obtain such additional financing if and when needed, management will be required to curtail growth plans or suspend planned development activities. No assurances can be given that the Company will be successful in obtaining additional financing.
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

Kreido Biofuels, Inc. was incorporated as Gemwood Productions, Inc. under the laws of the State of Nevada on February 7, 2005. Gemwood Productions, Inc. changed its name to Kreido Biofuels, Inc. on November 2, 2006. The Company took its current form on January 12, 2007 when Kreido Laboratories completed a reverse triangular merger with Kreido Biofuels, Inc. (Note 8). The Company wholly-owns two subsidiaries, Kreido Chicago LLC and Kreido Wilmington LLC, which are currently not active.
The cornerstone of Kreido Laboratories’ technology is its patented STT(™) (Spinning Tube in Tube) diffusional chemical reacting system, which is both a licensable process and a licensable system. In 2005, the Company demonstrated how the STT(™) could make biodiesel from vegetable oil rapidly with almost complete conversion and less undesirable by-products. The Company has continued to pursue this activity, has built and tested, a pilot biodiesel production unit and is in the process of developing the first of its commercial biodiesel production plants in the United States that it expects will produce approximately 33 million to 50 million gallons per year.
The Company considers itself a development stage enterprise because it has not yet earned significant revenue from its commercial products or biodiesel production plants. The Company builds and intends to own or license innovative chemical and bio-chemical reacting systems and biodiesel production plants.
NOTE 3 CONSTRUCTION IN PROGRESS AND PLANT DEVELOPMENT ACTIVITIES
In October 2007, the Company completed the construction of a pilot biodiesel production unit (“pilot plant”) at an existing biodiesel production facility operated by Foothills Bio-energies, LLC. Kreido has commenced development of one of its full scale biodiesel production plants (“full scale plant”). The Company is in the process of finalizing the lease for the site of the full scale plant. The pilot plant has been constructed in an existing biodiesel production facility and is now operational. The Company expects to substantially complete the construction of the full scale biodiesel production plant in 2008. Total estimated costs to be incurred for construction of the full scale biodiesel production plant is between $22 million and $28 million, which includes approximately $4 million of infrastructure costs that can be utilized by the expansion to a second plant at the same location. Cost of construction of the plant is comprised of the following: 1) site selection, leasing, permitting and other legal compliance; (2) architectural, design and engineering; (3) labor, overhead and materials to build in-house the four STT® Reactors; (4) designing, engineering and manufacturing of the plant production unit which includes components such as centrifuges, tanks, control panels and other equipment being built by third parties for delivery to the plant site; and (5) the general contractor fees, engineering and construction of the buildings and physical improvements including tanks, piping, boilers and various lab and other equipment and machinery comprising the plant. As of September 30, 2007, construction expenditures of $10.3 million have been incurred and recorded as construction-in-progress and, in addition, approximately $3.2 million was committed through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after September 30, 2007 with additional purchase orders and contracts likely to be entered into.
NOTE 4 NET LOSS PER COMMON SHARE
Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted-average number of common and common equivalent shares outstanding during the period. For the three and nine months ended September 30, 2007, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss. During the three and nine months ended September 30, 2007, the Company issued additional stock options of 360,000 and 3,100,784, respectively, and cancelled 1,205, 384 for both periods under its 2006 Equity Incentive Plan.

		Period from
		Inception
	Nine Months	(January 13,
	Ended	1995) through
	September	September
	30, 2007	30, 2007
Weighted-average shares used to compute basic and diluted net loss per common share:	52,513,980	52,513,980

Securities convertible into shares of common stock not used to compute net loss per share because the effect would be anti-dilutive:
Stock options under the 2006 Equity Incentive Plan	1,895,400	1,895,400
Stock options under the 1997 Stock Compensation Program	1,164,984	1,164,984
Stock associated with warrants arising from private placement of common stock	18,498,519	18,498,519
Other stock associated with warrants	571,335	571,335

	22,130,238	22,130,238

NOTE 5 PROPERTY AND EQUIPMENT
Property and equipment at September 30, 2007 and December 31, 2006 is summarized as follows:

	September 30, 2007	December 31, 2006
Furniture and fixtures	$104,000	$43,000
Machinery and equipment	324,000	270,000
Capitalized leases	447,000	347,000
Office equipment	189,000	115,000
Leasehold improvements	289,000	47,000
Construction in progress	10,322,000	—

Total	11,675,000	822,000
Less accumulated depreciation and amortization	(609,000)	(500,000)

Net book value	$11,066,000	$322,000

Depreciation and amortization expense for the three and nine months ended September 30, 2007 and 2006 was $46,000, $109,000, $24,000 and $66,000, respectively.
NOTE 6 COMMON STOCK AGREEMENT
In January 2007, the Company completed a private placement offering of its common stock. The accredited investors purchased 18,498,519 units of our securities (“Unit”), at a purchase price of $1.35 per Unit. Each Unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $1.85 per share. The warrants expire January 12, 2012. The fair value of the warrants on the date of issuance was $8,067,000 and was calculated using the Black-Scholes option pricing model using the following assumptions: contractual life of 5 years; no dividends, risk free interest rate of 4.65% and volatility of 56.5%. The Company received proceeds from the offering of approximately $22.8 million, net of offering related costs and the repayment of $123,000 in outstanding short-term notes. The common stock including shares of common stock underlying warrants comprising the Units were registered under the Securities Act of 1933, as amended, effective June 28, 2007. The Company has an obligation to keep the registration effective and to keep the Company’s common stock listed or included for quotation on an Approved Market or if the trading of the Company’s common stock is suspended or halted on an Approved Market for more than two full, consecutive trading days with certain exceptions excusing events, otherwise they will be required to issue additional shares, based on the number of days the shares remain unregistered or untraded.

NOTE 7 STOCK-BASED COMPENSATION
In accordance with the provisions of SFAS 123(R), “Share-Based Payment”, the Company has recorded stock-based compensation expense of $23,000 and $9,000 for the three months ended September 30, 2007 and 2006, respectively, and $436,000 and $31,000 for the nine months ended September 30, 2007 and 2006, respectively. The stock-based compensation expense is based on the fair value of the options at the grant date. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 4.54% and 4.81%; three years (3.0) and four and a half (4.5) years and expected volatility of 56.5%.
Summary stock option activity is as follows:

		Weighted Average
	Number of	Exercise Price
	Options	Per Share
Balance at December 31, 2006	1,164,984	$0.36
Granted	3,100,784	1.05
Exercised	—	—
Cancelled	(1,205,384)	1.35

Balance at September 30, 2007	3,060,384	$0.79

For options granted in prior years under the intrinsic-value-based method, the Company has recorded deferred compensation as additional paid-in capital based on the difference between the market price of the common stock and the option exercise price at the date of grant during 2006. Related compensation expense of $2,000 and $7,000 was recognized for the three and nine month periods ended September 30, 2007, respectively.
The following table summarizes information regarding options outstanding and options exercisable at September 30, 2007:

	Options Outstanding			Options Exercisable
	Outstanding at	Weighted-Average	Weighted-Average	Exercisable at	Weighted-Average
	September 30,	Remaining	Exercise Price	September 30,	Exercise Price
Range of Exercise Prices Per Share	2007	Contractual Life	Per Share	2007	Per Share
$0.01 - 0.19	860,573	2.77	$0.09	755,269	$0.09
$0.20 - 0.89	585,312	4.33	0.64	320,312	0.69
$0.90 — 1.85	1,561,100	9.59	1.16	622,892	1.18
$1.86 — 2.53	53,399	0.74	2.45	53,399	2.45

	3,060,384		$0.79	1,751,872	$0.66

NOTE 8 RECAPITALIZATION
In January 2007, Kreido Laboratories completed a reverse triangular merger with Kreido Biofuels, Inc. (formerly known as Gemwood Productions, Inc.), a publicly traded company. In connection with the merger, Kreido completed a private placement offering issuing 18,498,519 shares of Kreido common stock at $1.35 per share and warrants to purchase 18,498,519 shares of Kreido common stock at an exercise price of $1.85 per share (see Note 6). As part of this transaction, outstanding Series A and Series B Preferred Stock of Kreido Laboratories and related warrants totaling $13,639,000 and 10,560,829 shares were converted to 11,915,288 shares of Common Stock of Kreido and warrants to purchase 294,530 shares of common stock of Kreido. All payments of all accumulated preferred stock dividends were waived. Outstanding convertible notes payable and related accrued interest of $6,377,000 were converted into 10,224,178 shares of common stock of Kreido. Additionally, all outstanding common stock and certain warrants to purchase common stock of Kreido Laboratories were converted to 3,124,218 shares of common stock of Kreido on a net exercise basis as determined by the Board of Directors in conjunction with the reverse merger. The original shareholders of Kreido converted their existing common stock to 8,750,000 shares of new Kreido. The reverse merger was accounted for as a recapitalization for financial accounting purposes.

NOTE 9 RESTATEMENT AND REDEEMABLE PREFERRED STOCK
The Company restated its previously issued consolidated financial statements as of and for the year ended December 31, 2006 due to the misclassification of redeemable preferred stock as stockholders’ equity.
The effect on the Company’s previously issued 2006 consolidated financial statements is summarized as follows:

	As Previously	Increase
Balance Sheet Data	Reported	(Decrease)	Restated
Total Assets	$1,190,000	$—	$1,190,000
Total Liabilities	7,050,000	—	7,050,000
Total Redeemable Preferred Stock	—	13,639,000	13,639,000
Total Stockholder’s Equity (Capital Deficit)	(5,860,000)	(13,639,000)	(19,499,000)
The following schedule shows the movement of the redeemable preferred stock from inception date (January 13, 1995).

											Total
	Series A		Series B		Series C		Series A1		Series B1		Redeemable
	Convertible Stock		Convertible Stock		Convertible Stock		Convertible Stock		Convertible Stock		Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock
Issuance of Series A preferred stock	242,561	$1,480,000	—	$—	—	$—	—	$—	—	$—	$1,480,000

Balance, December 31, 1999	242,561	1,480,000	—	—	—	—	—	—	—	—	1,480,000
Conversion of notes to Series A preferred stock	106,925	637,000	—	—	—	—	—	—	—	—	637,000
Retirement of common stock	—	—	200,000	1,500,000	—	—	—	—	—	—	1,500,000
Issuance of Series B preferred stock	—	—	—	11,000	—	—	—	—	—	—	11,000

Balance, December 31, 2000	349,486	2,117,000	200,000	1,511,000	—	—	—	—	—	—	3,628,000

Balance, December 31, 2001	349,486	2,117,000	200,000	1,511,000	—	—	—	—	—	—	3,628,000

Issuance of Series C preferred stock	—	—	—	—	1,995,000	1,995,000	—	—	—	—	1,995,000
Conversion of notes, accrued interest and accounts payable to Series C preferred stock	—	—	—	—	5,255,785	5,256,000	—	—	—	—	5,256,000

Balance, December 31, 2002	349,486	2,117,000	200,000	1,511,000	7,250,785	7,251,000	—	—	—	—	10,879,000
Issuance of Series C preferred stock	—	—	—	—	428,500	428,000	—	—	—	—	428,000
Conversion of notes and accrued interest payable to Series C preferred stock	—	—	—	—	744,510	745,000	—	—	—	—	745,000
Buy back of fractional shares	(9)	—	(3)	—	(12)	—	—	—	—	—	—

Balance, December 31, 2003	349,477	2,117,000	199,997	1,511,000	8,423,783	8,424,000	—	—	—	—	12,052,000

											Total
	Series A		Series B		Series C		Series A1		Series B1		Redeemable
	Convertible Stock		Convertible Stock		Convertible Stock		Convertible Stock		Convertible Stock		Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock
Issuance of Series B1 preferred stock	—	—	—	—	—	—	—	—	720,000	720,000	720,000
Conversion of notes and accrued interest payable to Series B1 preferred stock	—	—	—	—	—	—	—	—	867,572	867,000	867,000
Conversion of Series A preferred stock to Series A1 preferred stock	(349,477)	(2,117,000)	—	—	—	—	349,477	2,117,000	—	—	—
Conversion of Series B preferred stock to Series A1 preferred stock	—	—	(199,997)	(1,511,000)	—	—	199,997	1,511,000	—	—	—
Conversion of Series C preferred stock to Series B1 preferred stock	—	—	—	—	(8,423,783)	(8,424,000)	—	—	8,423,783	8,424,000	—

Balance, December 31, 2004	—	—	—	—	—	—	549,474	3,628,000	10,011,355	10,011,000	13,639,000

Balance, December 31, 2005	—	—	—	—	—	—	549,474	3,628,000	10,011,355	10,011,000	13,639,000

Balance, December 31, 2006	—	—	—	—	—	—	549,474	3,628,000	10,011,355	10,011,000	13,639,000
Conversion of Series A1 preferred stock to common stock	—	—	—	—	—	—	(549,474)	(3,628,000)	—	—	(3,628,000)
Conversion of Series B1 preferred stock to common stock	—	—	—	—	—	—	—	—	(10,011,355)	(10,011,000)	(10,011,000)

Balance, September 30, 2007	—	$—	—	$—	—	$—	—	$—	—	$—	$—

NOTE 10 CONTINGENCY
In March 2004, Kreido Laboratories and a former officer and shareholder of Kreido Laboratories reached agreement on the terms of a settlement of disputes arising out of the termination of the former officer and shareholder’s employment with Kreido Laboratories. The settlement was never completed. The former officer and shareholder has recently demanded implementation of the settlement including the payment of approximately $190,000 plus interest. Kreido Laboratories disputes any obligation to the former officer and shareholder. The Company will continue to assess the progress of the dispute.

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
The Merger was treated as a recapitalization of our company for accounting purposes. Our historical financial statements before the Merger were replaced with the historical financial statements of Kreido Laboratories in all filings with the SEC subsequent to January 12, 2007. The offering provided net proceeds of approximately $22.8 million, which included the repayment of $123,000 in outstanding notes and the cancellation of indebtedness of approximately $250,000.
Concurrently with the closing of the Merger, we completed a private offering of 18,498,519 units of our securities (the “Units”) at a purchase price of $1.35 per Unit. Each Unit consisted of one share of our common stock and a warrant to acquire one share of our common stock at an exercise price of $1.85 per share. The warrants are exercisable for a period of five years from January 12, 2007.
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
On July 26, 2007, Joel A. Balbien submitted to our Board of Directors his written notice of resignation as a director effective immediately and as President and Chief Executive Officer of our company effective as of July 27, 2007. The resignations were accepted by the Board of Directors on July 27, 2007. We also entered into a Settlement Agreement and General Release with Dr. Balbien terminating our Employment Agreement with Dr. Balbien and resolving all matters between us and Dr. Balbien. As of November 1, 2007, all settlements have been paid to Dr. Balbien.
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
On October 31, 2007, the Board of Directors further expanded the size of the Board from four directors to six directors and appointed David Mandel and David Nazarian as members of the Board of Directors to fill the vacancies on the Board of Directors.
Plan of Operations
We plan to commercialize our proprietary technology for biodiesel production on a commercial scale and to become one of the leading providers of biodiesel and biodiesel production technology. We expect to execute our business plan by generating revenues from multiple sources; 1) by building and operating our own STT® Reactor-based biodiesel production units with an anticipated biodiesel production capacity of between 33 MMgpy and 50 MMgpy per biodiesel plant; 2) licensing our STT® Reactor-based technology to others which may require one of our production units to be operational; and 3) in the longer term, by investing in businesses that will develop or use our STT® Reactor-based technology for production of biofuels, chemicals and pharmaceuticals.
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
Our engineering partner is R.C. Costello & Assoc. Inc. of Redondo Beach, California. This firm provides engineering design and improvements for chemical plants, natural gas plants and refineries, with an emphasis on process intensification. The firm has 11 years of experience in reaction engineering, distillation and process safety. Our manufacturing partner is Certified Technical Services L.P. of Pasadena, Texas. This firm has been a heavy industrial contractor and manufacturer of engineered packaged systems for 20 years.
We plan to market and distribute the biodiesel that we produce in our owned and operated facilities to diesel blenders, and other distributors of diesel products using a third party marketer for a portion of the capacity produced.

We may also sell the biodiesel we produce directly to users of diesel fuel. We plan to use diversified feedstock in our plants.
We anticipate that we will execute our business strategy with the following actions:
•	place one pilot STT® Reactor in the field, producing ASTM-quality biodiesel, which began operations on a limited basis in October 2007;
•	hire additional construction project management, manufacturing and production plant operations, and possibly additional personnel in the areas of sales, marketing and business development;
•	construct at least one of our own biodiesel production plants equipped with STT® Production Units; and
•	further pursue discussions with parties interested in licensing the STT® Production Units for both domestic and international biodiesel production.
We are currently developing one biodiesel production plant, which will employ our STT® Production Units. The development of the biodiesel production plants will require significant expenditures on equipment and materials and we expect and have used a majority of the proceeds of the January 2007 private placement in the construction of the biodiesel pilot unit and production plant. As feedstock and biodiesel prices change or as the demand for superior biodiesel production technology increases, we may determine that it is in our best interest to sell or license our STT® Production Units in the near term in lieu of building our second and third plants as soon as we initially planned. Because of the efficiency of our compact reactor and the ability to process different feedstocks, we believe that our STT® Production Unit technologies will provide us with cost and efficiency advantages when compared to companies developing conventional biodiesel plants. In the execution of our business plan, we anticipate that we will increase our number of employees in the next 12 months to approximately 50 employees.
The first plant in development is expected to be located in Wilmington, North Carolina. We have moved the target start-up date of the Wilmington plant to the second quarter of 2008 from the first quarter of 2008 in order to accommodate the doubling of the plant’s initial target capacity at a lower cost than if the expansion were done at a later date. Also, several site-related modifications will be made that are not expected to significantly alter plant construction costs. The development time will allow us to obtain concurrent regulatory approvals and construct infrastructure that will allow for a more economical expansion. The Wilmington plant will operate using vegetable oils as feedstock. We are still considering Chicago, Illinois as a plant location as well as a second plant at our Wilmington, North Carolina location. We have also identified other areas for possible plant locations in the Gulf and the Pacific Northwest regions of the U.S. or other desirable sites. Since the first plant, and any subsequent plants, will require additional funding to complete, we have not committed to constructing an additional plant. As part of the development and construction of the first plant in Wilmington, North Carolina, we will be incurring various infrastructure costs that will not have to be incurred for the development of a second plant on that location.
Since our business over the next 18 months consists primarily of constructing biodiesel production plants, STT® Reactors and STT® Production Units, the results of our operations and financial condition will reflect that of a biodiesel producer, engineering and construction company. If we are successful in implementing our current business plan of building biodiesel production plants the results of our operations should reflect that of a biodiesel producer and marketer. Accordingly, the results of operations and cash flows for the three and nine months ended September 30, 2007 and the fiscal year ended December 31, 2007 are not anticipated to be indicative of the results of operations and cash flows for future long-term periods.
We believe that we can satisfy our cash requirements for at least the next 6 months, however we will need to obtain an additional $20 million in the first quarter of 2008 in order to support our current plan’s funding needs of completing the first plant, funding the start-up production plant costs and commencing the construction of our STT® Reactors for the next biodiesel production plant.

Consolidated Results of Operations for the nine months ended September 30, 2007 and 2006
Operating Expenses
Loss from operations for the nine months ended September 30, 2007 was $3,310,000, resulting from $574,000 of research and development expenses and $2,736,000 of general and administrative expenses. Loss from operation for the nine months ended September 30, 2006 resulted primarily from $1,135,000 of research and development and $561,000 of general and administrative expenses. The decrease in research and development costs from the nine month period ended in 2007 compared to the same period in 2006 related to the shift away from research and development activities and into the construction of the biodiesel production plants and our commercial STT® Reactor, the related costs of which are being capitalized. We expect to continue to incur research and development expenses in the future related to biofuels and different feedstocks as well as other uses for our STT® Reactor. Costs included in research and development for the nine months ended September 30, 2007 consisted of payroll related expenses, supplies and small equipment costs, non-cash patent amortization and stock compensation expenses.
General and administrative costs increased by $2,175,000 for the nine months ended September 30, 2007 compared to the same period in 2006. The increase was related to legal fees and consulting costs related to the Merger and private placement offering, increased costs associated with a public company and an increase in administrative personnel costs including stock compensation expenses. We expect operating expenses, especially general and administrative costs, to increase over the next few years as construction activities increase and as we continue to grow and add personnel. Additionally, we will continue to incur additional costs associated with the requirements of operating as a public reporting entity and from the issuance of stock and stock options.
Other Income (Expense)
Other income (expense) for the nine months ended September 30, 2007 was $593,000 compared to other expense of $548,000 for the nine months ended September 30, 2006. Fiscal year 2007 is comprised of interest income whereas 2006 consisted of $103,000 of interest income and $653,000 of interest expense from various notes payable. We expect interest expense for 2007 to be minimal due to the conversion and retirement of debt in January 2007 and interest income to reflect the changes in the available cash balances.
Net Loss
Net loss for the nine months ended September 30, 2007 was $2,718,000, equivalent to a loss of $0.05 per common share compared to a net loss of $2,259,000, equivalent to $1.66 per common share for the nine months ended September 30, 2006. We expect to incur net losses for the next couple of years as we continue to construct our biodiesel production plants.
Comparison of three months ended September 30, 2007 and 2006
Operating Expenses
Operating expenses of $1,124,000 for the three months ended September 30, 2007 increased by $405,000 compared to $719,000 for the same period in 2006. Research and development expense for the three months ended September 30, 2007 were $276,000 compared to $418,000 for the same period in 2006, a decrease by $142,000. Research and development expenses have been decreasing related to the shift away from research and development and into the commencement of the construction of the biodiesel production plants and our commercial STT® Reactor, the related costs of which are being capitalized. General and administrative costs increased to $848,000 for the three months ended September 30, 2007 from $287,000 for the same period in 2006. The increase was related to increased costs associated with being a public company, an increase in stock compensation expense from the issuance of stock options to employees and an increase in payroll related costs from the hiring of additional personnel. We expect operating expenses, especially general and administrative costs to increase over the next few years as construction activities increase and as we continue to grow and add personnel. Additionally, we will continue to incur additional costs associated with the requirements of operating as a public reporting entity and from the issuance of stock and stock options.

Other Income (Expense)
Other income (expense) for the three months ended September 30, 2007 was other income of $172,000 compared to other expense of $152,000 for the same period in 2006. Other income for the three months ended September 30, 2007 consisted of interest income compared to the same period in 2006 consisting of $231,000 of interest expense offset by $79,000 of other income. We expect interest expense for 2007 to be minimal due to the conversion and retirement of debt in January 2007 and interest income to reflect the changes in the available cash balances.
Net Loss
Net loss for the three months ended September 30, 2007 was $952,000, or about 10% increase compared to the net loss of $871,000 for the same three month period for 2006. There were no net sales or gross profit for the three months ended September 30, 2007 and 2006. We expect to incur net losses for the next couple of years as we continue to construct our biodiesel production plants.
Liquidity and Capital Resources
A summary of our sources and use of cash for the nine months ended September 30, 2007, is as follows:
•	Sources of cash consisted of private placement net proceeds of $22.9 million and interest income of $593,000 for total sources of cash of $23.5 million.
•
Uses of cash consisted of purchases of fixed assets and construction of plant and reactors of $10.8 million, general and administrative cost of $2.7 million, repayment of capital leases of $185,000 and investments in patents of $118,000 for a total use of cash of $13.8 million.

•
The cash balance of $10.4 million results from net sources of $23.5 million less uses of cash of $13.8 million plus an increase in the amounts due to vendors of $241,000 which will be paid in future periods and a $400,000 deposit made as credit security for the Wilmington, North Carolina terminal.

At September 30, 2007, we had cash, cash equivalents and short-term investments of $10.4 million, compared to $17.3 million at June 30, 2007, a decrease of $6.9 million. The decrease for the three months ended September 30, 2007 is primarily the result of the expenditure of $4.3 million on the development of our first biodiesel production plant, $1.0 million in a reduction of operational payables, $370,000 in fixed assets and patents, $400,000 in deposits and $1.0 million on business operations. We currently estimate that the cost of our first biodiesel production plant in Wilmington, North Carolina will be approximately $22 million to $28 million. We estimate that we will need approximately $20 million of additional capital to complete the construction of our first biodiesel production plant, acquire our initial inventory of feedstock, and initiate operations of our first biodiesel production plant and commence the construction of our STT® Reactors for the next biodiesel production plant. We are actively pursuing a combination of sources to arrange and obtain additional capital. We are working with local government authorities and banks in Wilmington to obtain bond financing and we are in discussions with institutional and commercial lenders for equipment and inventory financing, all of which will require some level of security interest and guarantees. Equity financing alternatives to supplement and provide added security for the secured debt financing include offering our warrant holders an opportunity to amend and exercise their warrants currently exercisable at $1.85 per share at a price more comparable to current market value, and the issuance of shares of preferred stock that would be convertible into shares of common stock. Project financing is under consideration. New common stock purchase warrants may be issued to providers of capital to our Company. Our ability to obtain additional capital and the timing and cost of obtaining such capital will be affected by project related factors such as obtaining permits and licenses, Company specific factors, such as the performance of our reactor, and capital market economic conditions which are currently unstable. The construction of our first Wilmington biodiesel production plant could be delayed pending our arranging the complete financing package.
The details of the cash flow activities for the nine months ended September 30, 2007 are discussed below.

Net cash used by operating activities for the nine months ended September 30, 2007 was $1.4 million as compared to $1.5 million for the same period in 2006. Net cash used by operations is primarily related to operating costs and an increase in deposits offset by an increase in accounts payable at the end of September 30, 2007 which consisted of certain large payments due to vendors associated with the construction of our biodiesel production plant. In addition, we incurred an increase in stock compensation costs compared to prior periods.
Net cash used by investing activities for the nine months ended September 30, 2007 was approximately $10.9 million which was a significant increase from $190,000 used by investing activities for the same period in 2006. The cash used in 2007 consisted primarily of the purchase and construction of equipment and facilities associated with the development of our biodiesel production plants. Costs of the plants consist of: (1) site selection, leasing, permitting and other legal compliance; (2) architectural, design and engineering; (3) labor, overhead and materials to build in-house the STT® Reactors; (4) designing, engineering and manufacturing of the plant production unit which includes components such as centrifuges, tanks, control panels and other equipment being built by third parties for delivery to the plant site; and (5) the general contractor fees, engineering and construction of the buildings and physical improvements including tanks, piping, boilers and various lab and other equipment and machinery comprising the plant. In addition, approximately $3.2 million was committed through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after September 30, 2007 with additional purchase orders and contracts likely to be entered into in the future months. We also invested $118,000 and $134,000, respectively, in patents for the nine months ended September 30, 2007 and 2006.
Net cash provided by financing activities for the nine months ended September 30, 2007 was $22.7 million consisting primarily of the private placement sale of our common stock netting proceeds to us of approximately $22.8 million. This was offset by the repayment of outstanding notes and the payment of capital leases of $185,000. The net cash provided by financing activities was $727,000 consisting of proceeds from issuance of convertible debts of $750,000 offset reduced by payments of capital lease obligations for the nine months ended September 30, 2006.
Concurrently with the closing on January 12, 2007 of the merger of Acquisition Sub and Kreido Laboratories, which was treated as a recapitalization of our company for accounting purposes, we consummated a private offering of 18,498,519 units of our securities at a purchase price of $1.35 per Unit. Each Unit consisted of one share of our common stock and a warrant to acquire one share of our common stock at an exercise price of $1.85 per share. The warrants are exercisable for a period of five years from January 12, 2007. The private placement of the Units resulted in our receiving from the gross proceeds of approximately $25 million, net proceeds of approximately $22.8 million.
We anticipate that the net proceeds of the private placement offering of the Units will enable us to carry out our current operating plan to the first quarter of fiscal year 2008. Based upon our projected activities, we believe that at least an additional $20 million in financing will be needed to support our current plan’s funding needs of completing the first plant, funding the start-up production plant costs and commencing the construction on the STT® Reactors for the next biodiesel production plant. Since the first plant, and any subsequent plants, will require additional funding to complete, we have not committed to constructing an additional plant only to starting the construction of the next four STT® Reactors. However, if funding is not available at the level we may need or at terms acceptable to us or our investors, we may need to change or scale back our operating plans, which would negatively affect existing stockholders and we may not be successful in executing our operating plan as anticipated.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Revenue Recognition
Our revenues are expected to be derived from the sale of biodiesel as well as from the licensing of our patented processes, leasing our patented equipment to carry out the licensed processes and providing on-going technical support and know-how. Revenues from product sales will be recorded upon shipment. Revenues from technology licensing will be, based upon the nature of the licensing agreement, recorded upon billing due date established by contractual agreement with the customer or over the term of the agreement. For sales arrangements with multiple elements, we will allocate the undelivered elements based on the price charged when an element is sold separately. Through the end of September 30, 2007, we have recognized no commercial or licensing revenue. It is anticipated that once we have built and begin operating the commercial biodiesel production plants, the majority of revenue will be based upon the sale of biodiesel to distributors.
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
Impairment of Long-Lived Assets
We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows are less than the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. No assets were determined to be impaired as of September 30, 2007 and December 31, 2006.

Stock-Based Compensation
Prior to January 1, 2006, we accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosures.” Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the intrinsic value method, we recognized stock-based compensation expense on the date of grant.
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
For periods prior to January 1, 2006, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. We recorded $23,000 and $436,000 of stock-based compensation expense for the three and nine month periods ended September 30, 2007.
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
We have incurred significant operating losses since our inception, and, as of September 30, 2007, we have accumulated a deficit of approximately $25.8 million. We may continue to incur operating losses, depending largely upon the commercial success of our STT® Reactor and STT® Production Units. To date, we have neither sold nor licensed any commercial-scale products. We will need to generate revenues in excess of our expenses to become profitable, and we may be unable to do so. If we do not become profitable, the value of our common stock may decline.
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
We may find it necessary or advisable to substantially alter or materially change our commercialization activities to respond to changes that occur in the future. In October 2007, we modified our business plan to focus on the development of the Wilmington, North Carolina location, our first biodiesel production plant, with a plan to expand the site to be occupied by an additional plant expansion when time and capital permits.
Although core to our business plan is to own and operate biodiesel production plants in the United States for our own account, part of our contemplated business strategy is to license STT® Production Units to others both within and outside of the United States. The portion of our contemplated business model that calls for us to license STT® Production Units to others is dependent on the market’s willingness to adopt a new biodiesel production technology. Our STT® Production Unit may never gain acceptance from the biodiesel market, which would put in jeopardy that portion of our business model that relies on licensing STT® Production Units to others. This risk is amplified by the fact that, although we are currently building our first commercial-scale STT® Production Units, we have not completed building our first such unit. None of our products are currently being used to produce biodiesel on a commercial scale.

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
Our ability to execute our business plan is dependent on the growth and maintenance of substantial demand for biodiesel in the United States. It is impossible to predict what the current demand for biodiesel is since so little of it is currently being produced and all that is being produced is being sold. Accordingly, the failure of a biodiesel market to develop could adversely affect our anticipated results of operations and financial condition. Additionally, we are dependent on the use of vegetable oils as the key raw material in the production of biodiesel. The cost of vegetable oils has continued to rise over the last six months which has made it more difficult for biodiesel production plants to make positive cash flow and profits. If we are unable to make positive cash flows and profits over a reasonable period of time we may have to change or scale back our business plan.
We have not produced or operated any commercial-scale STT® Reactors or STT® Production Units.
We have designed, built, and licensed two bench-scale STT® Reactors to the specialty chemical and pharmaceutical markets and have designed and built pilot-scale STT® Reactors ranging from 8 to 100 ml capacity. We have also designed and are now building commercial-scale STT® Production Units for producing biodiesel. We have yet to license our first STT® Production Unit or install one in our own biodiesel production plant. A full size STT® Reactor is currently being tested for limited operations in our manufacturing facility. We do not know if our commercial-scale STT® Production Unit will produce biodiesel fuel to ASTM standard in the volumes that we anticipate or whether our equipment systems will gain commercial acceptance in the biodiesel industry. Therefore, we are uncertain whether we will be able to sell, license or lease any STT® Biodiesel Production Units to any third parties. If we are unable to produce and operate our equipment systems on a commercial scale and generate biodiesel to ASTM standard, then we may be forced to cease operations or to obtain additional capital to further develop our equipment systems. Additional capital may not be available on terms acceptable to us or at all.
We are likely to require additional funding to execute our business plan, and additional funding may not be available. If additional funding is available, it may not be offered to us on terms that are satisfactory to our board of directors.
We will require additional capital in the future to sufficiently fund our operations. We may not be able to obtain additional capital on terms favorable to us or at all. We have consumed substantial amounts of capital to date, and we expect to increase our operating expenses over the coming years as we build our pilot unit and first biodiesel production unit, expand our facilities and infrastructure and prepare for commercialization activities.
Based upon our projected activities, we believe that we will need at least an additional $20 million in the first quarter of 2008 in order to support our current plan’s funding needs of completing the first biodiesel production plant, funding the start-up plant costs and commencing the construction on the STT® Reactors for the next biodiesel production plant. Since the first plant, and any subsequent plants, will require additional funding to complete, we have not committed to constructing an additional plant only to starting the construction of the next four STT® Reactors. However, if funding is not available at the level we may need or at terms acceptable to us or our investors, we may need to change or scale back our operating plans, which would negatively affect existing stockholders. If adequate funds are not available, we likely will not be successful in executing our business plan as anticipated and, as a result, we may be forced to curtail growth, suspend operations and explore other alternatives in an effort to realize value for our stockholders.
We are considering a combination of funding sources including a warrant exchange offer, local government bond financing, equipment and raw materials inventory lines-of-credits, project financing and a preferred stock offering. Market conditions will affect the availability of funds from various sources and there will have to be some level of collateral and guarantees provided for many of the financing alternatives. We cannot be certain that additional financing will not be needed beyond our current and projected needs or will be available when required and, if available, that it will be on terms satisfactory to us. Future financings may be dilutive to existing stockholders. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet our funding requirements, this would adversely affect our anticipated results of operations and financial condition.

A substantial part of our assumptions regarding our financial advantages in the biodiesel production business are estimates and therefore may not be correct.
We believe that our STT® Production Units will have higher yields and a less per gallon cost than conventional biodiesel production systems. This is based, in part, on what we believe will be favorable facilities construction costs. If the actual cost exceeds the costs that we project to construct our planned biodiesel production facilities, it would adversely affect the amortization of our capital costs. This in turn would decrease or eliminate certain of our anticipated costs advantages with respect to conventional biodiesel plants.
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
The demand for soybean oil, palm oil and canola/rapeseed oil has been increasing in 2007 and may continue to do so in the future. The increase in demand has increased the cost of these feedstock raw materials. According to the Energy Management Institute Alternative Fuels Indexsm, the average producer price of B100 diesel across 52 major metropolitan areas in the United States during the week ending September 6, 2007 was $3.53 per gallon, and net of site specific transportation and handling costs, it was $3.23 per gallon. It is possible that this price range will not remain the relevant price range for biodiesel in and after 2008. It is possible that potential supply and demand conditions may adversely affect the various cost of raw materials or the price level for biodiesel. If the cost of these feedstock raw materials remains high and if the wholesale price for biodiesel does not remain at a level that permits us to generate revenues in excess of our costs, after taking into account tax incentives and credits, then we may not become or remain profitable or have positive cash flow, in which case it will likely affect our financial condition and viability as an on-going business.
Our ability to execute our business plan depends on conditions, the satisfaction of which, is not under our control.
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
Our biodiesel production facilities operations will require licenses and permits from various governmental authorities. We believe that we will be able to obtain all necessary licenses and permits to carry on the activities that we contemplate. However, our ability to obtain, sustain or renew such licenses and permits will be subject to governmental regulations and policies which are subject to change. Our inability to obtain or retain any of these licenses or permits may have a material adverse effect on our anticipated results from operations and financial condition.
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
With such an increase in biodiesel production capacity in the United States, compared to historical biodiesel production levels, there is risk that there will be a significant amount of excess biodiesel production capacity, thereby resulting in significant price competition and the closure of less competitive biodiesel facilities. Although this existing and pending capacity growth is very large compared to historical biodiesel production levels, we believe that the market will purchase as much biodiesel as is available, so long as the prices for biodiesel (net of the impact of tax credits and other similar incentives) are competitive with those of petrodiesel.

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
Biodiesel fuel is a commodity whose price is determined based in part on the price of petroleum diesel, world demand, supply and other factors, all of which are beyond our control. World prices for biodiesel fuel have fluctuated widely in recent years. We expect that prices will continue to fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return on our investment in biodiesel production plants and our general financial condition. Price fluctuations for biodiesel fuel may also impact the investment market and our ability to obtain investor capital. Although market prices for biodiesel fuel rose to near-record levels during 2005, there is no assurance that these prices will remain at current levels. Future decreases in the prices of biodiesel or petroleum diesel fuel may have a material adverse effect on our financial condition and anticipated results of operations.
We also use other raw materials such as methanol and sodium hydroxide, which are commodities and subject to price fluctuations and supply uncertainty. If the availability or the cost of these raw materials changes significantly, our production volume or cost to produce biodiesel could be affected.
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
Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market pursuant to Rule 144, the supply of common stock will increase, which could decrease the price of our common stock. Some or all of the shares of common stock not registered on the Registration Statement on Form SB-2, as amended (the “Registration Statement”), may be resold from time to time in the open market pursuant to Rule 144. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market shares of common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate after they have been held for two years. Substantially all of the former shareholders of Kreido Laboratories have entered into lock-up agreements pursuant to which they have agreed to not sell the company shares issued to them in the Merger for a period of 12 months following the merger date of January 12, 2007.
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
On February 28, 2007, we announced that we have conducted an inquiry concerning the improper transfer of shares of our common stock without a restrictive legend to two brokerage accounts controlled by Louis Zehil, a former partner of McGuireWoods, the law firm that represented us in a private offering of company stocks in January 2007. As part of the 18,518,519 unit private offering, a total of approximately 1.5 million units of common stock and common stock purchase warrants were sold to the two private financial entities controlled by Mr. Zehil. The SEC has commenced an enforcement action against Mr. Zehil and U.S. Department of Justice in pursuing criminal proceedings against Mr. Zehil. We have learned that approximately 81,480 shares of common stock were sold in the public markets by the two private financial entities at the direction of Mr. Zehil in January and early February of this year. These sales were done without our consent or knowledge and in violation of the terms of purchase and purchase covenants, and the representations and warranties on which we relied in satisfying the requirements of the private placement exemption of Regulation D under the Securities Act. We do not anticipate reacquiring any of the 81,480 shares. The high and low trading prices of our common stock during the period that the 81,480 shares were sold were $2.43 and $1.57, respectively. Based upon this range, were we requested by purchasers to reacquire such shares, the aggregate maximum cost to us would be less than $200,000. The remaining 1.4 million shares and the warrants to purchase 1,481,480 shares of common stock are under the control of a court-appointed receiver who has recently filed a report with the court soliciting persons with claims against the two private financial entities to submit those claims. We are evaluating our claims against the two private financial entities, Mr. Zehil and his former law firm and we expect to pursue our claims against the private financial entities, Mr. Zehil and his former law firm in the near future. There is no assurance that we will be able to recover on our various claims. Further, we may incur significant costs resulting from our investigation of this matter, any legal proceedings that we may initiate as a result of our investigation and our cooperation with government authorities. We may not be adequately indemnified for, or otherwise be able to recover, such costs.

We may not be able to continue as a going concern.
Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. We have included an explanatory paragraph in Note 3 of our Annual Report on Form 10-KSB as amended by Form 10-KSB/A, to the effect that our significant losses from operations and our dependence on financing provides substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.
Our operations must begin to provide sufficient revenues to improve our working capital position. Additionally, we will require additional capital to construct our planned biodiesel facilities. If we are unable to obtain additional capital we may not be able to continue as a going concern.
Item 3. CONTROLS AND PROCEDURES
No significant changes in the Company’s internal controls over financial reporting has occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the recently adopted changes in the Company’s internal controls over financial reporting described above, which do materially affect the Company’s internal controls over financial reporting.
In connection with the preparation of the Registration Statement on Form SB-2 which was declared effective on June 28, 2007, our principal accounting officer, John Philpott CPA, communicated to our independent auditors, Vasquez & Company LLP, management and our Audit Committee the existence of an internal control deficiency that may constitute a material weakness under standards established by the Public Company Accounting Oversight Board. A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of financial statements will not be prevented or detected. As a result of our communications with Vasquez & Company LLP and further review conducted by management and our Audit Committee, we believe the following possible material weakness existed during the quarterly period that ended June 30, 2007;
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 12, 2007, we closed a private offering of 18,498,519 Units of its securities to 81 accredited investors, as defined under Regulation D, Rule 501(a) promulgated by the SEC, raising an aggregate of $25,000,000 in cash and cancelled indebtedness, each Unit consisting of one share of Common Stock and an investor warrant to purchase one share of Common Stock for a period of five years at an exercise price of $1.85 per share. This offering was exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D as promulgated by the SEC. Each of the investors represented to us that he, she or it was an accredited investor and the reason therefore, that he, she or it received no advertising, article or other general form of solicitation in connection with the offer and sale of the Units. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved. We paid placement agent and finder’s fees of 7% of the purchase price of applicable Units to the registered broker-dealers and investment advisors that introduced us to purchasers of those Units.
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
On July 26, 2007, in connection with his election as Chief Executive Officer of the Company, G.A. Ben Binninger was granted options to purchase 125,000 shares of Company common stock, of which options to purchase 50,000 shares vested upon the date of grant, 50,000 shares will vest in four equal monthly installments of 12,500 each, provided Mr. Binninger is then serving as Chief Executive Officer of the Company, and 12,500 shares will vest on each of April 15, 2008 and October 15, 2008, provided that Mr. Binninger is then serving either as an officer or a director of the Company. The offering was exempt from registration under Section 4(2) of the Securities Act.

On July 27, 2007, we issued 2,500 shares of Company common stock and granted options to purchase 25,000 shares of Company common stock to each of Murli Tolaney and Richard Redoglia in connection with their election to our Board of Directors as provided for by our Outside Directors’ Compensation Program. The option exercise price is the closing sale price on the OTC Bulletin Board on the date of grant. The option vest as to 12,500 shares six months after the date of grant and 12 months after the date of grant. No cash consideration was paid for the shares or options. The offering was exempt from registration under Section 4(2) of the Securities Act.
On October 15, 2007, we granted an option to purchase 25,000 shares of Company common stock to Betsy Knapp, Chair of the Board of Directors, pursuant to the automatic annual option grant provisions of our Outside Directors’ Compensation Program, which option will vest as to 12,500 shares on April 15, 2008 and October 15, 2008, provided that Ms. Knapp is then serving as a director of the Company. The option exercise price is the closing sale price on the OTC Bulletin Board on the date of grant. The offering was exempt from registration under Section 4(2) of the Securities Act.
On October 31, 2007, we issued 2,500 shares of Company common stock and granted options to purchase 25,000 shares of Company common stock to each of David Mandel and Smart Technologies Venture Management III, LLC, in connection with the election of Mr.. Mandel and David Nazarian to our Board of Directors as provided for by our Outside Directors’ Compensation Program. The option vest as to 12,500 shares six months after the date of grant and 12 months after the date of grant. The option exercise price is the closing sale price on the OTC Bulletin Board on the date of grant. No cash consideration was paid for the shares or options. The offering was exempt from registration under Section 4(2) of the Securities Act.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS
The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit No.	Description	Reference

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., a Nevada corporation, Kreido Acquisition Corp., a California corporation and Kreido Laboratories, a California corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

3.1	Amended and Restated Articles of Incorporation of Kreido Biofuels, Inc. (f/k/a Gemwood Productions, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-130606).

3.3	Amended and Restated Bylaws of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

4.1	Form of Investor Warrant of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

4.2	Form of Lock-Up Agreement by and between Tompkins Capital Group and each of the officers and directors of Kreido Biofuels, Inc., and certain stockholders of Kreido Laboratories.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

5.1	Opinion of DLA Piper US LLP	Incorporated by reference to Exhibit 5.1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on May 4, 2007 (File No. 333-140718).

10.1	Escrow Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc., Joel A. Balbien and Gottbetter & Partners, LLP.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.2	Form of Subscription Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.3	Form of Registration Rights Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.4	Split-Off Agreement, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., Victor Manuel Savceda, Kreido Laboratories and Gemwood Leaseco, Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.5	Employment Agreement, dated November 1, 2006, by and between Kreido Laboratories and Joel A. Balbien.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.6	Form of Indemnity Agreement by and between Kreido Biofuels, Inc. and Outside Directors of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.7	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.8	Stock Option Agreement by and between Kreido Biofuels, Inc. and Joel A. Balbien dated as of January 12, 2007.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.9	Form of Incentive Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.10	Form of Non-Qualified Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.11	Employment Agreement, dated March 19, 2007, by and between Kreido Biofuels, Inc. and John M. Philpott.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007 (File No. 333-130606).

10.12	Binding Term Sheet by and between Kreido Laboratories and Tompkins Capital Group dated as of September 1, 2006	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.13	Amendment to Binding Term Sheet by and between Kreido Laboratories and Tompkins Capital Group dated as of October 25, 2006	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.14	Form of Indemnity Agreement for officers and directors	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.15	Employment Agreement, dated April 4, 2007, by and between Kreido Biofuels, Inc. and Philip Lichtenberger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2007 (File No. 333-130606).

10.16	Employment Agreement, dated April 10, 2007, by and between Kreido Biofuels, Inc. and Alan McGrevy.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.17	Employment Agreement, dated April 28, 2007, by and between Kreido Biofuels, Inc. and Larry Sullivan.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007 (File No. 333-130606).

10.18	Purchase Order Agreement, dated May 22, 2007, by and between Kreido Biofuels, Inc. and Certified Technical Services, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007 (File No. 333-130606).

10.19	Amendment No. 1 to Registration Rights Agreement, dated June 12, 2007, by and between Kreido Biofuels, Inc. and certain investors in the Offering.	Incorporated by reference to Exhibit 10.19 to the Amendment No. 3 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 21, 2007 (File No. 333-140718).

10.20	Separation Agreement and General Release dated July 27, 2007 by and between Kreido Biofuels, Inc. and Joel Balbien.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.21	Executive Employment Agreement dated July 27, 2007 by and between Kreido Biofuels, Inc. and G. A. Ben Binninger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.22	Kreido Biofuels, Inc. Outside Director Compensation Program adopted July 27, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.23	Commercial Lease Agreement by and between the Company and Acaso Partners, LLC effective August 1, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007 (File No. 333-130606).

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREIDO BIOFUELS, INC.
By:	/s/ John M. Philpott
John M. Philpott, Chief Financial Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2007

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