Form 10KSB
period 2007-12-31
Kreido Biofuels, Inc.
filed 2008-03-31
CIK 1342219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
COMMISSION FILE NUMBER 333-130606
KREIDO BIOFUELS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA (State or Other Jurisdiction of Incorporation Organization)	20-3240178 (I.R.S. Employer Identification No.)

1070 Flynn Road, Camarillo, California (Address of Principal Executive Offices)	93012 (Zip Code)
Issuer’s telephone number, including area code: (805) 389-3499
Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
Securities registered pursuant to Section 12(g) of the Exchange Act: NONE
Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☑
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State issuer’s revenues for the most recent fiscal year approximately $0
The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the issuer, computed by reference to the price at which the common stock was sold, as of March 17, 2008 was approximately $5,497,029 (All officers and directors of the issuer are considered affiliates).
At March 17, 2008 the issuer had 52,645,992 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Format (check one): Yes ☐ No ☑

FORM 10-KSB ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2007

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
PART I
Item 1. BUSINESS
History
Kreido Biofuels, Inc. was incorporated as Gemwood Productions, Inc. under the laws of the State of Nevada on February 7, 2005. We changed our name from Gemwood Productions, Inc. to Kreido Biofuels, Inc. on November 2, 2006. Kreido Laboratories or Kreido Labs, our wholly-owned subsidiary, was incorporated under the laws of the State of California on January 13, 1995 and other wholly owned subsidiaries, Kreido Wilmington, LLC and Kreido Chicago, LLC, were organized under the laws of the State of Delaware on April 26, 2007.
We took our current form on January 12, 2007, when our wholly-owned subsidiary, Kreido Acquisition Corp., or Acquisition Sub, and Kreido Labs executed a Merger Agreement and Plan of Reorganization, or the Merger Agreement. On January 12, 2007, Acquisition Sub merged with and into Kreido Labs, with Kreido Labs remaining as the surviving corporation and as our wholly-owned subsidiary, the Merger. The holders of Kreido Labs’ issued and outstanding capital stock before the Merger surrendered all of their issued and outstanding capital stock of Kreido Labs and received 25,263,683 shares of our common stock, par value $0.001 per share. Our stockholders before the Merger retained 8,750,000 shares of our common stock. In addition, all of the issued and outstanding options to purchase shares of Kreido Labs’ common stock that were issued under Kreido Labs’ 1997 Stock Compensation Program, or the 1997 Program were exchanged for options to acquire shares of our common stock. Further, holders of warrants to acquire shares of Kreido Labs’ common stock were issued new warrants to acquire shares of our common stock. Substantially all of the warrants were subsequently converted into shares of our common stock.
The Merger was treated as a recapitalization of our company for accounting purposes. Our historical financial statements before the Merger were replaced with the historical financial statements of Kreido Labs in all filings with the Securities and Exchange Commission, or SEC, subsequent to January 12, 2007.
Concurrently with the closing of the Merger, we consummated a private offering of 18,498,519 units of our securities, the Units, at a purchase price of $1.35 per Unit. Each Unit consisted of one share of our common stock and a warrant to acquire one share of our common stock at an exercise price of $1.85 per share. The warrants are exercisable for a period of five years from January 12, 2007. The offering provided net proceeds of approximately $22.8 million and cancellation of indebtedness of approximately $250,000.
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
Overview of Business
Kreido Labs was founded in 1995 to develop proprietary technology for building micro-composite materials for electronic applications. We thereafter sought to develop the technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the pharmaceutical and chemical industries. We designed and developed the STT® Reactor which incorporates our patented “spinning tube-in-tube” design configuration to improve the speed and yield of chemical reactions. The U.S. Environmental Protection Agency, the EPA, has been using our STT® Reactor-based technology (see “Our Biodiesel Production Technology” below) in one of its largest laboratories since 2004 to develop and evaluate new chemical processes and optimize protocols for use of the STT® Reactor by public and private entities.
Beginning in the last quarter of 2005, we began to evaluate the advantages of the STT® Reactor specifically for the production of biodiesel. We believe we have developed a lower-cost, higher output system for the production of diesel motor fuel that is derived from vegetable oils rather than petroleum and is classified under industry standards as biodiesel. Our business goal is to commercialize our proprietary equipment system for biodiesel production on an industrial scale and to become one of the leading providers of biodiesel in the United States and elsewhere. In the first quarter of 2006, we decided to focus almost exclusively on the biodiesel industry and began to prepare and execute our current business plan. As part of our business plan, we incorporated our STT® Reactor into a biodiesel production system, or STT® Production Unit, that can be constructed onto modules at a centralized location and transported to, and installed at, biodiesel production plant sites. By executing our business plan we expect to generate revenues over the next few years from multiple sources; first, from operating our own STT® Production Units; next, and likely after the first biodiesel production unit is operating, by licensing our STT® Reactor-based technology to others; and, in the longer term, by proving technology or investing in businesses that will develop or use our STT® Reactor-based technology for production of biodiesel or other products.
Biodiesel Fuel
Biodiesel fuel is a sustainable, renewable transportation fuel with a growing market in the United States and internationally. As an alternative and supplement to petrodiesel and other petroleum-based fuels, biodiesel has several advantages, including:
•	extending domestic diesel fuel supplies;

•	reducing dependence on foreign crude oil supplies;

•	expanding markets for domestic and international agricultural products;

•	reducing emissions of greenhouse gases and other gases that are regulated by the EPA; and

•	being usable by existing diesel engines, while extending their useful lives.
As a result of the benefits that are expected to be derived from the widespread use of biodiesel, legislation, as well as taxation and public policy, favor and, in some jurisdictions, require the increasing use of biodiesel instead of or blended with petrodiesel.
To address the anticipated market demand for biodiesel, we have developed our STT® Biodiesel Production Unit, the STT® Production Unit, a system of chemical processing equipment based on our patented highly efficient fluid dynamics-based process. This process permits accelerated rates of transesterification and increased yields over shortened production cycles, among other advantages. Our STT® Reactor-based technology, as applied to the production of biodiesel, is the subject of five issued U.S. patents (plus one pending application for U.S. patents), as well as international counterparts for most of these patents and applications. These issued patents expire between 2011 and 2023. See “Business — Licensing and Intellectual Property Protection,” and “Risk Factors — Our success will depend in part on our ability to obtain and maintain protection of our intellectual property.”

Our STT® Production Unit is made up of four basic components: (1) the feedstock delivery system, (2) our STT® Reactor system, (3) the biodiesel/glycerin separator and polishing system, and (4) the methanol recovery system. We manufacture the STT® Reactors ourselves and we engage qualified third party contractors to construct the STT® Production Unit.
The spinning tube-in-tube technology employed in our STT® Reactor optimizes the specific chemical reactions required for transesterification, the process by which biodiesel is produced from vegetable oils and methanol. Our STT® Production Unit is based on the STT® Reactor and is “pipe-to-pipe,” meaning that it includes all the equipment necessary for the manufacturing process, from the ingestion of raw materials, or feedstocks, to the output of finished biodiesel fuel ready to sell. We believe that our STT® Production Unit will reduce the cost of production of biodiesel and make it economically competitive with petroleum-based fuels over a broad range of crude oil prices. We also believe that the design features of the STT® Reactor reduces the time required for manufacturing scale-up and, therefore, results in faster returns on the cost of installation than conventional reactor systems. We plan to use diversified feedstock in our plants.
We have been developing our technology for 11 years at a total incurred cost of $20 million, principally for use in the pharmaceutical and chemical processing. More recently, we have focused on the application of our system to the large-scale continuous production of biodiesel in commercial quantities. We have used the majority of the proceeds of the January 2007 offering to advance the commercialization of our technology. We have constructed pilot STT® Reactor-based units in order to demonstrate the commercial potential of our technology. Additionally, we plan to construct STT® Production Units that we expect to operate on sites shared with or adjacent to bulk liquids distributors. If we are successful in bringing our plants on line, we believe we will have the capacity to produce per plant approximately 33 to 50 million gallons per year, or Mgpy, of biodiesel per year using a variety of available feedstocks. If we achieve production, we are likely to seek to build, install and operate additional STT® Production Units within the U.S. and license the STT® Production Units primarily to offshore biodiesel producers. Those contractors include a professional engineering firm, R.C. Costello & Assoc. Inc., and a manufacturer of engineered packaged systems, Certified Technical Services L.P.
We currently plan to market and distribute the biodiesel that we produce in our owned and operated facilities to diesel blenders and other distributors of diesel products through a nationwide marketer of biodiesel products marketing and distribution agents, including ECO Energy Inc. (“ECO Energy”).
The Biodiesel Industry
Diesel fuel is the motor fuel that is used in a compression-ignition engine which causes fuel to combust, not by igniting the fuel with a spark, but by injecting the fuel into a highly pressurized combustion chamber. Petrodiesel is made from petroleum feedstock and currently comprises substantially all of the diesel fuel sold in the United States and elsewhere. Diesel fuel made from vegetable oil or animal fat renewable feedstocks is called biodiesel. Biodiesel feedstocks include oils from soybean, refined palm, jatropha, canola, castor and rapeseed. To be sold and distributed as biodiesel, the fuel must meet governmental standards, such as ASTM D6751 in the United States and EN14214:2003 in the European Union.
Petrodiesel currently comprises over 99% of the diesel transportation fuel market. As reported by the Energy Information Administration, or EIA, of the U.S. Department of Energy, or DOE, on-highway consumption of diesel has been growing at a rate over 3% annually, based on the U.S. diesel quantity sales from 1999-2004, the last year in which it reported these data. We believe that use of diesel will increase as a percentage of total on-highway ground transportation in the United States for several reasons, including:
•	diesel will become less toxic and is considered to be “clean diesel” after compliance with the new low-sulfur requirements;

•	diesel is generally recognized as more fuel efficient than gasoline;

•	use of diesel engines in larger numbers of automobiles; and

•	light vehicles that use clean diesel provide governmentally-owned fleets with an option for increasing vehicle efficiency.
The price of petrodiesel fuel closely has tracked the cost of petroleum crude oil. Since 2002, worldwide demand for petroleum-based products has been growing faster than supply.
Beginning on June 1, 2006, new federal laws went into effect that are likely to significantly affect the market for petrodiesel. These laws limit the amount of sulfur content allowed in diesel fuel, reducing the portion of sulfur allowed in diesel fuel for on-highway use by more than 95%. Reducing the sulfur level in petrodiesel would require additional processing. As a result, ultra low sulfur diesel, or ULSD, has affected the price to users of the fuel to cover the cost of deep hydro-treatment to remove sulfur and the addition of additives required for lubricity.
In the U.S., the ASTM biodiesel specification (ASTM D6751) defines biodiesel as a fuel comprised of mono-alkyl esters of long-chain fatty acids derived from vegetable oils or animal fats. In Europe, the biodiesel blend component specification is defined as fatty acid methyl esters. Biodiesel can be used in its pure form, known as B100, or blended in any ratio with conventional petrodiesel fuel. Typical biodiesel blends are 2%, or B2, 5%, or B5, and 20%, or B20. Biodiesel can run in any vehicle that can run on petrodiesel with few or no modifications. According to the National Biodiesel Board, biodiesel is available nationwide and can be purchased in the U.S. directly from biodiesel producers and marketers.
Projected Demand for Biodiesel
Market demand for biodiesel has grown significantly based principally on the advantages of biodiesel over petrodiesel. Those advantages include:
•	biodiesel is made from renewable resources;

•	when burned, in comparison to petrodiesel, biodiesel results in a substantial reduction of unburned hydrocarbons, carbon monoxide and particulate matter;

•	biodiesel is biodegradable, nontoxic and not considered a hazardous material when spilled;

•	biodiesel is essentially free of sulfur and aromatics;

•	the overall ozone (smog) forming potential of the hydrocarbon exhaust emissions from biodiesel is nearly 50% less than that for petrodiesel fuel;

•	biodiesel is registered as a fuel and fuel additive with the EPA and meets clean diesel standards established by the California Air Resources Board;;

•	biodiesel can be safer to manufacture and handle;

•	because of its greater lubricity, biodiesel is used as a premium additive to petrodiesel to improve engine performance and durability, to reduce wear on engines and to extend their life;

•	biodiesel can use domestic feedstock, reducing the $250 billion the United States pays other countries each year for crude oil;

•
primarily as a result of higher petroleum crude oil prices, increased petrodiesel refining costs, increased agricultural productivity, improvements in biodiesel processing technology and government subsidies, biodiesel could become less expensive to produce than petrodiesel; and

•	public policy, both as enacted into law and as enunciated by governmental agencies in the United States and elsewhere, favors the production and use of biodiesel fuel.
Based on these advantages, we believe that demand for biodiesel will continue to grow both in the United States and internationally over the next several years. We expect that governmental incentives and requirements will be a principal driver of our forecasted increase in demand. Although tax credit is due to expire in 2008, there is proposed legislation to extend this tax credit.
Another key element of biodiesel that supports an increase in demand in estimated growth is the broad functionality of biodiesel. Biodiesel can be blended with petrodiesel in any ratio. In fact, blends of only 1% biodiesel are often used to improve the lubricity of petrodiesel fuel by as much as 65%, and blends of 99.9% biodiesel are often blended to reap the benefits of “pure” biodiesel while still receiving the maximum tax incentives of “blending” biodiesel with petrodiesel. Since biodiesel can be blended with petrodiesel in any ratio, the potential market size worldwide is significant.
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
Projected Biodiesel Supply
Biodiesel use is still in its infancy, but its production in the United States is expected to grow substantially and reduce dependency on petrodiesel. In 2009, under the Energy and Security Independence Act of 2007, the United States use is mandated to be 500 Mgpy, growing in 2010 to 650 Mgpy.
According to the Energy Management Institute’s Alternative Fuels Indexsm, the average producer price of B100 biodiesel across 52 major metropolitan areas in the United States during the week ending March 27, 2008 was $4.98 per gallon, and net of site specific transportation and handling costs, it was $4.39 per gallon. Biodiesel sells for a premium to petrodiesel for several reasons. First, B100 biodiesel is sold to fuel blenders, who are entitled to a $1.00 tax credit for each gallon of biodiesel blended with petrodiesel. Second, as noted below under “Governmental Legislation,” purchases of biodiesel are subject to legislative usage mandates. Finally, biodiesel serves end-users’ desires or requirements to use biodiesel because of lower toxicity, higher lubricity, absence of sulfur and other environmental and operational benefits. We believe that a biodiesel plant using a STT® Production Unit constructed on a Greenfield site and using readily available feedstocks will be able to produce biodiesel at a cost per gallon that is reasonably competitive with the cost per gallon of petrodiesel with competitive priced raw materials.
In May of 2002, the EIA began to report monthly on the cost components that make up the retail price of petrodiesel. These cost components include: refiners’ cost plus profit, distribution and marketing, taxes, and crude oil. For May 2002, the EIA reported the refining cost component for petrodiesel to be $0.07 per gallon and it has steadily increased in recent years. An important factor in the refining cost component for petrodiesel relates to the reduction of over 95% in sulfur content as mandated by law and described below, and the high price of imported ULSD required to satisfy increasing on-highway diesel demand while meeting the 15 PPM standard. Moreover, since sulfur is an important contributor to petrodiesel’s lubricity, some refiners must employ other means to increase the fuel’s lubricity so as to not damage diesel engines. Most petroleum refiners use costly additives to accomplish this, adding further to the ultimate cost of the fuel.

The Biodiesel Production Process
Biodiesel can be made from renewable sources, such as:
•	vegetable oils;

•	animal fats; and

•	used cooking oils and trap grease.
The choice of feedstock is determined primarily by the price and availability of each feedstock variety and the capabilities of the producer’s biodiesel production technology to process the particular feedstock. Local governmental and environmental considerations may also affect the choice of feedstock. In the U.S., the majority of biodiesel historically has been made from domestically produced soybean oil. However, palm oil imported from Malaysia and Indonesia is an alternative.
The biodiesel manufacturing process has three distinct steps — the chemical reaction step, the separation step and the polishing step.
Chemical Reaction. In the chemical reaction step, a mix of biodiesel, glycerin and soap is produced from feedstock, alcohol and a catalyst. The collection of equipment that performs this chemical reaction step in producing biodiesel is referred to as the “reactor,” and the process typically requires an extended period of time. Depending on the type of reactor used, the mix of biodiesel, glycerin and soap produced requires differing degrees of further processing to separate the methyl esters comprising the biodiesel from the glycerin and soap, to clean or “polish” both the biodiesel and glycerin, and to recover excess alcohol from both the biodiesel and glycerin. Generally, the more efficient the reactor, the less downstream processing that is required. If the feedstock used is high in free fatty acids, an esterification step is required before the chemical reaction step is needed to form an ester having an acceptable free fatty acid level.
Separation. The methyl esters are separated from the glycerin and soap from the chemical reaction step effluent.
Polishing. The methyl esters are polished to remove impurities, if any. Any excess water, and soap is removed and excess alcohol is recycled into earlier steps in the production process train.
Biodiesel Feedstocks. Although biodiesel can be made from vegetable oils, animal fats and used cooking oils, most biodiesel producers consider virgin vegetable oils the most viable biodiesel feedstock for large-scale production, due to their relatively homogeneous and consistent compositions and reliable, scalable supplies. Prices for virgin vegetable oils have historically demonstrated greater long-term price stability and less short-term price volatility than crude petroleum oil, though recently vegetable oil prices have increased significantly as demand for vegetable oil has increased.
The ability to produce biodiesel from various vegetable oils may result in biodiesel being more attractive to a fuel producer than a fuel that relies on a single feedstock, such as crude oil. It is important for the fuel producer to have a biodiesel production unit that can use a variety of feedstocks and that can switch between them quickly and economically, one of the benefits of our STT® Production Units.

Worldwide biodiesel feedstock production has been increasing. In 2005, worldwide production of palm oil surpassed soybean oil to take the lead as the most abundant vegetable oil produced worldwide. In the future, significant feedstock supplies may also be derived from as jatropha carcus and eventually from algae grown in bio-reactors.
Farmers continue to leverage farming technology and methodology improvements to get more yield from their farmland. For example, according to the USDA’s Economic Research Service, soybean crop yields in the U.S. have increased 84% in the last 45 years, from 23.5 bushels per acre in 1960 to 43.3 in 2005.
Forward Contracts
Due to fluctuations in the price and supply of feedstock, we intend to utilize forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing and supply. We intend to do this to help guard against price and supply movements that often occur in the vegetable oil markets. Hedging means protecting the price at which we buy feedstock and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuations. The effectiveness of such hedging activities is dependent upon, among other things, the cost of feedstock and our ability to sell sufficient amounts of biodiesel and glycerin. Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in feedstock contracts are highly volatile and are influenced by many factors that are beyond our control. The market for soybean oil trades 18 months into the future. The animal grease market has no futures trade. However, there is a quoting system through the USDA that provides for price discovery for animal grease and fats. There is not enough volume of biodiesel produced to currently justify a futures market. Similarly, there is no futures market for ultra low sulfur diesel, the petrodiesel product most similar to biodiesel. As such, there is no spot biodiesel price, making current price discovery limited. We intend to engage a forward contract consultant for risk management services.
Our Business Plan
Our business strategy is to exploit our proprietary biodiesel technology, to establish us as a supplier of biodiesel processing technology and one of the leading biodiesel producers. We plan to do so by generating revenues from diversified sources. Our business model is to own and operate biodiesel plants in the United States that are equipped with our STT® Production Units and located at or adjacent to facilities near ports. As our first production unit becomes operational, we may license our STT® Production Units internationally to third-party plants in exchange for licensing fees, equity interests and royalties. We may consider licensing or otherwise supplying STT® Production Units to selected producers in the United States in exchange for additional processing capacity, feedstock supply commitments, equity, licensing fees or production royalties. The solutions we offer to third parties range from providing STT® Production Units for greenfield projects to supplying STT® Production Units for brownfield biodiesel sites seeking retrofit or expansion including converted chemical plants. We may license our STT® technology for use in the manufacturing of other products such as pharmaceuticals or other chemical related products. In the longer term, we may invest in businesses that will develop or use our STT® Reactor based technology for production of biodiesel or other products.
We believe that it is important for us to have STT® Production Units installed in the field, producing biodiesel to prove their merit as commercial biodiesel production units. If our production units are successful, then we may be able to secure bank project financing for our biodiesel production plants in the U.S. and to license STT® Production Units to third parties.
Internationally, if ownership interests are not appropriate, we will license and supply our STT® Biodiesel Production Units in countries that are subject to the Patent Cooperation Treaty, or the PCT, or that have progressive policies on protecting foreign intellectual property. As envisioned, we will charge a combination of license fees and production royalties. Our initial focus is ventures with offshore suppliers of feedstock located in South America, Africa and Asia.

We anticipate that we will execute our business strategy with the following actions over the next twelve months:
•	hire manufacturing, production plant operations, sales, marketing and business development personnel;

•	construct at least one of our owned production plants equipped with STT® Production Units; and

•	enter into discussion with parties interested in licensing the STT® Production Units for both domestic and international biodiesel production.
As feedstock and biodiesel prices change or as the demand for superior biodiesel production technology increases, we may determine that it is in our best interest to sell or license our STT® Production Units in lieu of building other plants. We believe that successful scale-up from our pilot to commercial scale STT® process intensification system, which is now being built, will enable us to provide price, efficiency and safety advantages when compared to other persons developing biodiesel production plants. Our first plant is currently planned to be located in the Port of Wilmington, North Carolina.
The anticipated aggregate biodiesel production capacity of the Wilmington plant when completed and fully operational will be 100 Mgpy. The first phase of the Wilmington plant is expected to commence operations during the fourth quarter of 2008.
We expect to use diversified feedstock in our plants. We are negotiating agreements for a range of services required for the transport of materials to and from our facilities with major global bulk liquids handling terminal operators.
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
In tests to date, our STT® Reactor has accelerated the speed of chemical reactions by up to three orders of magnitude and significantly improved yields. It also has enabled the control and quality of chemical processes in real time and dramatically decreased the time required for manufacturing scale-up. Our STT® Reactor is also relatively compact, allowing for additional cost savings and efficiencies on installation, maintenance and operations.
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

The favorable characteristics of the STT® Reactor also provide our STT® Production Units with advantages when it is used in building or retrofitting a plant. As a result, we anticipate that less capital and less time will be required to build a plant and to install a STT® Production Unit. Also, because our process does not use a water wash, less land is needed for a plant and we expect that it will require less time to obtain required permits for plants that use our systems, and there will be greater options for locating these plants.
The STT® Reactor and process are protected by issued and pending United States and international patents, including PCT applications. Our issued patents expire between 2011 and 2023. Corresponding foreign patent applications are filed in a number of countries at the proper time in the PCT application process.
The STT® Production Unit
The STT® Production Unit is a complete, pipe-to-pipe biodiesel production unit that includes all of the components necessary to take feedstock in on one end and deliver ASTM-quality biodiesel out of the other end. We have designed 10G and 30G STT® Production Units with the capacity to produce up to 11 Mgpy and 33 Mgpy. respectively (or 36,000 and 110,000 metric tons per year respectively) of biodiesel. The biodiesel production unit is made up of four basic components: (1) the feedstock delivery system, (2) the STT® Reactor, (3) the biodiesel/glycerin separator and polishing system and (4) the methanol recovery system. We have designed our STT® Production Unit as components that sit on platforms that can be constructed as modules at a central location and transported to, and installed at, production plant sites. Prefabricated equipment, such as boilers and chillers are shipped directly to, and also installed at, the production plant sites.
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
Overview of Our System
The biodiesel manufacturing process begins when the reactant materials comprised of the biodiesel feedstock and an alcohol/catalyst mixture are introduced into the STT® Reactor through ports in the rotor/stator assembly. The rotor is driven by an electric motor while the stator remains fixed. These reactants enter the narrow annular zone between the stator and the rapidly spinning rotor where they are thoroughly mixed by high shear forces into a flowing film in a few milliseconds. A heat exchanger jacketing the stator regulates the temperature of the mixture.
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
Our Wilmington Plant
We have selected a 3.8 acre site at the Port of Wilmington in North Carolina as our flagship biodiesel production plant, the Wilmington Plant.  We will lease the site from the Wilmington Port Authority.  We selected the Wilmington Plant site because of its Mid-Atlantic location, its direct access to a deep water port as well as to a railroad system, and its proximity to the east coast market and the biodiesel market in Europe.
The Wilmington Plant will be comprised of our STT® Production Units, pipelines to and from storage tanks, and an administrative and operations building. Through a series of agreements to be entered into between us and Vopak Terminal Wilmington, Inc., we will have access to, and immediate use of, existing bulk storage tanks for our feedstock and biodiesel products.  We have built four STT® Reactors, each with approximately 13 Mgpy capacity for use in our Wilmington STT® Production Units. The initial capacity of the Wilmington Plant will be approximately 33 to 50 Mgpy of biodiesel production. We have the flexibility of constructing a second plant adjacent to the initial Wilmington Plant that may double our capacity to between 66 and 100 Mgpy of biodiesel production. We expect to employ approximately 20 persons locally in connection with the 24 hour operations of the Wilmington Plant.
The STT® Production Unit for the Wilmington Plant is being constructed onto production modules assembled in Houston, Texas at Certified Technical Services, L.P. for shipment to the Wilmington Plant site. Pre-fabricated equipment, such as boilers and chillers, will be shipped directly from the manufacturers to the Wilmington Plant. Vopak Terminal Wilmington, Inc. will serve as construction manager with respect to the construction of infrastructure improvements, including a pipeline system connecting the Wilmington Plant to the Vopak Terminal and to the deep water dock servicing the port.  We expect to engage a local contractor to construct the administrative office and control building on the site.  The total cost of the Wilmington Plant is expected to be between $30 and $32 million.  Construction of the Wilmington Plant will commence, and the contracts with Vopak will be completed, after we obtain the final governmental permits required to construct the facility and arrange the financing of its construction and start-up operations with a view towards commencing operations of the Wilmington Plant in the fourth quarter of 2008.
We have engaged ECO Energy, a nationwide marketer of ethanol and biodiesel products, to resell our biodiesel production from the Wilmington Plant.  ECO Energy is a fully integrated marketing company supported by an experienced sales force, a knowledgeable logistics and scheduling department, customer service, and an online computer system that we will be able to access to streamline all necessary correspondence for daily shipments and transportation transactions.  ECO Energy has committed to purchase all of our Wilmington Plant biodiesel production on prices to be negotiated by ECO Energy and accepted by the Company.

Wilmington Plant — Processing Area	Wilmington Plant — Facility Area
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
The tax incentive is claimed by the petroleum distributor/blender and substantially passed on to the producer of biodiesel. It is designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets. The tax credit under the JOBS Act was scheduled to expire at the end of 2006, but was extended in EPAct 2005 to the end of 2008. There are proposals pending in Congress to extend the tax credit to the end of the decade and beyond.
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
The Energy and Security Independence Act of 2007
The Energy and Security Independence Act of 2007 establishes mandates of use of biodiesel according to the following schedule:

2009	500	million gallons
2010	650	million gallons
2011	800	million gallons
2012	1,000	million gallons
Other Incentive Programs Offered at the Federal and State Levels
Many states are following the federal government’s lead and are offering similar programs and incentives to spur biodiesel production and use. For example, Illinois and Minnesota have mandated the use of B2 in all diesel fuel sold in their respective states subject to certain conditions that include sufficient annual production capacity (defined as at least 8 million gallons). The mandate took effect in Minnesota in September 2005 and in Illinois in July 2006.
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
The following eight European countries have duty exemptions and, in most cases, mandates to incentivize and require the use of biodiesel: Austria, France, Germany, Italy, the Netherlands, Spain, Sweden and the United Kingdom. These countries account for more than 80% of the EU25’s potential biodiesel market.
Sales and Marketing
To date, we have conducted all of our business development efforts through our officers as part of their overall responsibilities. We intend to build dedicated sales, marketing and business development teams, which will develop and execute their respective strategies. As discussed above, ECO Energy has been engaged to attend to the marketing and distribution of our Wilmington Plant biodiesel production.
Research and Development
We have been developing our technology for 11 years and have incurred total research and development costs of approximately $16.9 million through the fiscal year ended December 31, 2007, of which approximately $2.6 million was incurred in the last two fiscal years. To maintain and expand our technology leadership, if we are able to generate substantial amounts of revenues, we may expand both the capabilities and capacity of our STT® Reactors and our STT® Production Units.

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
Competition
The National Biodiesel Board reports that, as of January, 2008, there were approximately 171 commercial biodiesel refineries in the U.S. with an annual production capacity of approximately 2.2 billion gallons per year. In addition, the National Biodiesel Board reports that there were 55 commercial biodiesel refineries under construction and 3 existing commercial biodiesel refineries undergoing expansion in the U.S. The total additional anticipated annual production capacity of these plants under construction or expansion is approximately 1.1 billion gallons per year.

Since our business model calls for us to be both a provider of biodiesel production technology to other companies and also to own and operate our own biodiesel production plants, we compete broadly with companies that provide biodiesel production solutions and companies that produce biodiesel fuel. We also compete with all suppliers of transportation fuel including major oil companies who could use petroleum and agricultural sources as raw materials. For example, large international agricultural companies, such as Archer Daniels Midland Corporation, or ADM, and Bunge Limited have begun to build biodiesel refineries to take advantage of their access to agricultural feedstock. ADM is already one of the largest ethanol producers in the United States and has publicly stated an intention to build biodiesel refineries in the United States to complement its ethanol production and to take advantage of its vertically integrated agricultural supply chain. ADM estimates that, as of August 11, 2007, it had 1,600,000 metric tons of biodiesel production capacity worldwide.
We face competition from companies that are developing products similar to those we are developing. The petroleum/fossil fuels industry has spawned a large number of efforts to create technologies to help reduce or eliminate harmful emissions from burning fuels and fuels that utilize non-petroleum feedstock. Fully integrated major oil/chemical companies have substantially greater access to resources needed to successfully enter the emerging alternative fuels market. For instance, major energy companies have expressed an interest in investing in renewable energy projects, including biodiesel. Chevron Corporation, for example, reports that it has spent over $1.5 billion on renewable energy projects since 2000. Many of these companies have significantly greater financial, managerial, marketing, distribution and other infrastructure resources than our company. These greater resources may better position our competitors to arrange plant sites, contract for feedstock and negotiate product pricing with biodiesel fuel companies.
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
Employees
As of March 17, 2008, we had nineteen full-time employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.
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
We have incurred significant operating losses since our inception, and, as of December 31, 2007, we have accumulated a deficit of approximately $27.7 million. We may continue to incur operating losses, depending largely upon the commercial success of our STT® Reactor and STT® Production Units. To date, we have neither sold nor licensed any commercial-scale products. We will need to generate revenues in excess of our expenses to become profitable, and we may be unable to do so. If we do not become profitable, the value of our common stock may decline.
Our operating losses may increase as we continue to incur losses from producing biodiesel and as we continue to incur expenditures for manufacturing, sales and marketing, research and development and legal and general corporate activities. Whether we achieve and maintain profitability depends in part upon our ability, alone or with others, to successfully complete the development of biodiesel production facilities, to sell biodiesel at a profit, to successfully complete the development of our equipment systems and to sell or license those equipment systems at prices that enable us to generate a profitable return.
We may be required to adapt our business plan to capital market and alternative energy market changes.
We may find it necessary or advisable to substantially alter or materially change our commercialization activities to respond to changes that occur in the future. In October 2007, we modified our business plan to focus on the development of the Wilmington Plant as the location of our first biodiesel production plant, with a design plan and permits to expand the site to occupy an additional plant when time and capital allows.
Although core to our business plan is to own and operate biodiesel production plants in the United States for our own account, part of our contemplated business strategy is to license STT® Production Units to others both within and outside of the United States. The portion of our business plan that calls for us to license STT® Production Units to others is dependent on the market’s willingness to adopt a new biodiesel production technology. We intend to generate license and royalty fees as well as manufacturing revenue from our STT® Reactor and STT® Production Unit licensing activities. Because we are not yet operating on commercial-scale any STT® Production Units, and our STT® Reactors are not currently being used to produce biodiesel on a commercial scale, there can be no assurance that we will be successful in obtaining licenses of our STT® Reactor and STT® Production Unit by biodiesel producers.
The degree of market acceptance of our STT® Reactor and STT® Production Units will depend on numerous factors, including the effectiveness of our system and quality of product, and the biodiesel market’s willingness to use a new processing technology. Should biodiesel producers not adopt our STT® Reactor and STT® Production Units, or should a superior competing technology be developed, we may not be able to fund our operations as expected.
Our ability to execute our business plan is dependent on the growth and maintenance of substantial demand for biodiesel in the United States. It is impossible to predict what the current demand for biodiesel is since so little of it is currently being produced and all that is being produced is being sold. Accordingly, the failure of a biodiesel market to develop could adversely affect our anticipated results of operations and financial condition. Additionally, we are dependent on the use of vegetable oils as the key raw material in the production of biodiesel. The cost of vegetable oils has continued to rise to record levels over the last nine months which has made it more difficult for biodiesel production plants to generate favorable gross margins, positive cash flow and profits. If we are unable to make positive cash flows and profits over a reasonable period of time we may have to change or scale back our business plan.

We have not produced or operated any commercial-scale STT® Reactors or STT® Production Units.
We have designed, built, and licensed two bench-scale STT® Reactors to the specialty chemical and pharmaceutical markets and have designed and built pilot-scale STT® Reactors ranging from 8 to 100 ml capacity. We have also designed and are now building commercial-scale STT® Production Units for producing biodiesel. We have yet to license our first STT® Production Unit or install one in our own biodiesel production plant. All full size STT® Reactors for use in our first plant have been tested for limited operations in our manufacturing facility. We do not know if our commercial-scale STT® Production Unit will produce biodiesel fuel to ASTM standard in the volumes that we anticipate or whether our equipment systems will gain commercial acceptance in the biodiesel industry. Therefore, we are uncertain whether we will be able to sell, license or lease any STT® Production Units to any third parties. If we are unable to produce and operate our equipment systems on a commercial scale and generate biodiesel to ASTM standard, then we may be forced to cease operations or to obtain additional capital to further develop our equipment systems. Additional capital may not be available on terms acceptable to us or at all.
We will require additional funding to execute our business plan, and additional funding may not be available. If additional funding is available, it may not be offered to us on terms that are satisfactory to our board of directors.
We require additional capital to sufficiently fund the construction of our Wilmington Plant and our on-going operations. We may not be able to obtain additional capital on terms favorable to us or at all.
Based upon our projected activities, we believe that we will need approximately $25 million of additional capital in the second quarter of 2008 in order to support our current business plan goals of completing the first biodiesel production plant, funding start-up plant operations, and commencing the construction on the STT® Reactors for the next biodiesel production plant. In light of our capital requirements, we have not undertaken the development of any production plant other than the Wilmington Plant, other than to start the construction of the next four STT® Reactors. However, if funding is not available at the level we may need or at terms acceptable to us or our investors, we may change or scale back our business plan. If adequate funds are not available, we likely will not be successful in executing our business plan as anticipated and, as a result, we may be forced to suspend operations and explore other alternatives in an effort to realize value for our stockholders.
We are considering a combination of funding sources including debt or convertible debt financing, an equipment and raw materials inventory lines-of-credits, project financing, local government bond financing, a warrant exchange offer, and a preferred stock offering. Market conditions will affect the availability of funds from various sources and there will have to be some level of collateral and guarantees provided for many of the financing alternatives. Volatility in the capital markets may affect our ability to obtain additional financing. We cannot be certain that additional financing will not be needed beyond our current and projected needs or will be available when required and, if available, that it will be on terms satisfactory to us. Future financings will likely be dilutive to existing stockholders. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet our funding requirements, this would adversely affect our anticipated results of operations and financial condition.
A substantial part of our assumptions regarding our financial advantages in the biodiesel production business are estimates and therefore may not be correct.
We believe that our STT® Production Units will have higher yields and a less per gallon cost than conventional biodiesel production systems. This is based, in part, on what we believe will be favorable facilities construction costs and operating efficiencies. If the actual cost exceeds the costs that we project to construct our planned biodiesel production facilities, it would increase financing costs and adversely affect the amortization of our capital costs. This in turn would decrease or eliminate certain of our anticipated costs advantages with respect to conventional biodiesel plants.

We believe that our per gallon cost of producing biodiesel will be less than conventional biodiesel producers based primarily on less cost incurred from energy usage, labor needed and the catalyst material used in making our biodiesel. If the actual use of energy, labor and catalyst material is more than expected then the costs advantages that we anticipate may not be present, and we may not be able to achieve our expected profits or any profits at all.
The cost of soybean, palm oil and canola/rapeseed oil and the market price of biodiesel has been fluctuating and is subject to supply and demand conditions which may affect our profitability and cash flow.
The demand for soybean oil, palm oil and canola/rapeseed oil increased throughout 2007 and may continue to increase in the future. The increase in demand has increased the cost significantly of these feedstock raw materials. According to the Energy Management Institute Alternative Fuels Indexsm, the average producer price of B100 diesel across 52 major metropolitan areas in the United States during the week ending March 27, 2008 was $4.98 per gallon, and net of site specific transportation and handling costs, it was $4.39 per gallon. It is possible that this price range will not remain the relevant price range for biodiesel in and after 2008. It is possible that potential supply and demand conditions may adversely affect the various cost of raw materials or the price level for biodiesel. If the cost of these feedstock raw materials remains high and if the wholesale price for biodiesel does not remain at a level that permits us to generate revenues in excess of our costs, after taking into account tax incentives and credits, then we may not become or remain profitable or have positive cash flow, in which case it will likely affect our financial condition and viability as an on-going business.
Our ability to execute our business plan depends on conditions the satisfaction of which is not under our control.
Our ability to successfully execute our business plan depends on the satisfaction of several business (in addition to capital) conditions, including:
•
obtaining all required permits, consents and regulatory approvals from government agencies and other third parties for our anticipated construction and operation of owned biodiesel production plants and related facilities, as well as for the future operation of those facilities;

•	successfully commercializing the STT® Reactor technology for biodiesel;

•	arranging reasonably priced insurance to cover operating risks and other adverse outcomes which could impair the business; and

•	market conditions for feedstocks and fuels that make biodiesel a competitively priced product.
Since we have yet to begin full operation as a biodiesel producer, there is no certainty that we will be able to achieve satisfaction of any or all of the above conditions. If we fail to do so, we may be forced to cease operations and to liquidate, in which case investors may not be able to receive any return of their invested capital. Also, the process of obtaining permits in certain locations may increase the cost and delay plant construction.
We are dependent upon our officers for management and direction, and the loss of any of these persons could adversely affect our anticipated results of operations and financial condition.
We are dependent upon our officers for implementation of our current stage of development for our business plan. The loss of any of our key officers, including G.A. Ben Binninger, our Chief Executive Officer, Philip Lichtenberger, our Chief Operating Officer, and Alan McGrevy, our Vice President of Engineering, could have a material adverse effect upon the anticipated results of our contemplated operations and financial condition and would likely delay or prevent the achievement of our contemplated business objectives. We do not maintain “key person” life insurance for any of our officers.

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
Our development and success is dependent upon our management’s ability to effectuate our transition into a biodiesel technology-development and production company. Our anticipated product development and manufacturing capabilities will require additional management not yet part of us. There is intense competition for qualified management, research, development and manufacturing personnel in the chemical, engineering and biofuels fields. Therefore, we may not be successful in attracting and retaining the qualified personnel necessary to develop our business.
New technologies could render our biodiesel production system obsolete.
The development and implementation of new technologies may result in a significant reduction in the costs of biodiesel production. For instance, any technological advances in catalysis and/or large scale micro-channel reactor systems could have an adverse effect on our contemplated business. We cannot predict whether or when new technologies may become available, the rate of acceptance of new technologies by competitors or the costs associated with new technologies. In addition, advances in the development of alternatives to biodiesel could significantly reduce demand for or eliminate the need for biodiesel.
Any advances in technology that require significant capital expenditures to remain competitive or that reduce demand or prices for biodiesel could adversely affect our operations and financial condition.
Strategic relationships with feedstock suppliers, fabricators, building contractors, equipment suppliers and other unrelated third parties on which we rely are subject to change.
Our ability to develop our business will depend on our ability to identify feedstock suppliers, construction contractors, equipment fabricators and customers and to enter into suitable commercial arrangements with those suppliers, contractors, fabricators and customers. Our success will also depend on our ability to select and evaluate suitable plant sites, as well as to consummate transactions in a highly competitive environment.

A biodiesel production plant will generally be comprised of a STT® Production Unit, a pipeline system, storage tanks and office facilities. With respect to our Wilmington Plant, we have engaged, and are dependent upon, Certified Technical Services, L.P. to complete the fabrication of our production modules for shipment to the plant site and Vopak Terminal Wilmington, Inc. to completion of construction of our plant infrastructure, including the pipeline connecting our plant to the Vopak bulk storage tanks that we will use. We will engage a local general contractor to complete construction of the Wilmington Plant, including the installation of the STT® Production Unit modules. After the Wilmington Plant is operational, we will rely upon ECO Energy to purchase our biodiesel production and to market and resell it at prices reasonably acceptable to us. There can be no assurance that the persons with whom we contract to construct and assist in operating the Wilmington Plant will perform at the levels expected by us.
The demand for construction and contract manufacturing companies that are qualified to build biodiesel production plants and equipment has increased. Some companies report that their construction backlogs are as many as four years. While we have the capacity to manufacture our STT® Reactors in house, we do not have the capability in-house to construct and fabricate the entire biodiesel production plant and equipment and we intend to rely on strategic relationships with third-party construction and fabrication companies, some of which we have not yet developed. Furthermore, the recent growth in biodiesel plant construction has caused a backlog on certain specialized equipment. One example of such specialized equipment is centrifuges, for which there is a reported backlog of six months for some models. The failure to secure agreements with construction companies and/or for the requisition and acquisition of such specialized equipment may adversely affect our anticipated results of operations and financial condition.
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
Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	adequate rail capacity, including sufficient numbers of dedicated tanker cars;

•	the availability of ships and ports with the ability to receive raw materials from domestic and international sources and to transport our products to domestic and international destinations;

•	sufficient storage and transport facilities for feedstock and biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets; and

•	expansion of blending facilities and pipelines to handle biodiesel.
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

We may be unable to locate suitable plant sites and obtain the development rights needed to build and expand our business.
Our business plan focuses in part on designing, building and operating biodiesel production plants for our own account within existing liquids-handling terminals adjacent to river, lake and seaports. The Wilmington Plant fully satisfies our requirements. Our ability to secure suitable alternative or additional plant locations could create unanticipated costs and delays in implementing our business plan. If we are not successful in identifying and obtaining development rights on suitable properties for building and operating biodiesel production plants, our future operations and prospects for profitability will likely be substantially limited, and adversely affect our anticipated operations and financial condition.
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
The hazards and risks associated with producing and transporting biodiesel, in particular due to the presence of methanol (such as fires, natural disasters, explosions and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we intend to maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on the anticipated results of our anticipated operations and financial condition.
Our anticipated results of operation and financial condition will suffer if we cannot obtain or maintain governmental permits or licenses that are necessary for the operation of our biodiesel production units.
Our biodiesel production facilities operations will require licenses and permits from various governmental authorities. We believe that we will be able to obtain all necessary licenses and permits to carry on the activities that we contemplate. However, our ability to obtain, sustain or renew such licenses and permits will be subject to governmental regulations and policies which are subject to change. Our inability to obtain or retain any of these licenses or permits may have a material adverse effect on our anticipated operations and financial condition.
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
The National Biodiesel Board reports that, as of January, 2008, there were approximately 171 commercial biodiesel refineries in the U.S. with an annual production capacity of approximately 2.2 billion gallons per year. In addition, the National Biodiesel Board reports that there were 55 commercial biodiesel refineries under construction and three existing commercial biodiesel refineries undergoing expansion in the U.S. The total additional anticipated annual production capacity of these plants under construction or expansion is approximately 1.1 billion gallons per year.
With such an increase in biodiesel production capacity in the United States, compared to historical biodiesel production levels, there is risk that if all the biodiesel refineries under construction are completed and placed into operations, there will be a significant amount of excess biodiesel production capacity, thereby resulting in significant price competition and the closure of less competitive biodiesel facilities. Although this existing and pending capacity growth is very large compared to historical biodiesel production levels, we believe that the market will purchase as much biodiesel as is available, so long as the prices for biodiesel (net of the impact of tax credits and other similar incentives) are competitive with those of petrodiesel.

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
The deep water port access of our Wilmington Plant will position us to acquire feedstock in the global markets. We believe that this will reduce our dependence on any particular feedstock sources or type of feedstock.
Biodiesel fuel is a commodity whose price is determined based in part on the price of petroleum diesel, world demand, supply and other factors, all of which are beyond our control. World prices for biodiesel fuel have fluctuated widely in recent years. We expect that prices will continue to fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return on our investment in biodiesel production plants and our general financial condition. Price fluctuations for biodiesel fuel may also impact the investment market and our ability to obtain investor capital. Although market prices for biodiesel fuel rose to record levels during the first part of 2008, there is no assurance that these prices will remain at current levels. Future decreases in the prices of biodiesel or petroleum diesel fuel may have a material adverse effect on our financial condition and anticipated results of operations.
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
Our ability to succeed as a biodiesel production company will depend, to a large extent, on our ability to compete for, and obtain, feedstock, obtaining suitable plant sites for biodiesel production plants, and sales of biodiesel and related products. Competition will likely increase as energy prices on the commodities market, including biodiesel and petrodiesel, rise as they have in recent years. This increased competition may also have an adverse impact on our ability to obtain additional capital.
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
The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:
•	actual or anticipated variations in operating results;
•	the limited number of holders of the common stock, and the limited liquidity available through the OTC Bulletin Board;
•	the timing and type of financing and related dilution impact on the stockholders;
•	changes in the cost or availability of feedstock on commercially economic terms;
•	changes in the demand for biodiesel fuel, including changes resulting from the expansion of other alternative fuels;
•	changes in the market for biodiesel fuel commodities or the capital markets generally, or both;
•	changes in financial estimates by securities analysts;
•	changes in the economic performance and/or market valuations of other energy companies;
•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	sales or other transactions involving our capital stock;
•	changes in the social, political and/or legal climate;
•	announcements of technological innovations or new products available to the biodiesel production industry; and/or
•	announcements by relevant domestic and foreign government agencies related to incentives for alternative energy development programs.
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
Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market pursuant to Rule 144, the supply of common stock will increase, which could decrease the price of our common stock. Some or all of the shares of common stock not registered on the Registration Statement on Form SB-2, as amended (the “Registration Statement”), may be resold from time to time in the open market pursuant to Rule 144. In general, a person who is not an affiliate of the Company who has held restricted shares for a period of six months may sell such shares into the market and persons who are affiliates of the Company may, upon filing with the SEC a notification on Form 144, sell into the market shares of common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales by affiliates may be repeated once every three months. Substantially all of the former shareholders of Kreido Labs have entered into lock-up agreements pursuant to which they agreed to not sell 95% of the company shares issued to them in the Merger for a period of 12 months following the merger date of January 12, 2007 with the remaining 5% being locked-up for 24 months following the merger date of January 12, 2007.
Our principal stockholders will have significant voting power and may take actions that may not be in the best interests of other stockholders.
Our officers, directors, principal stockholders, their affiliates and other related persons control a significant percentage of the outstanding shares of common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the common stock. This concentration of ownership may not be in the best interests of all our stockholders.
Investors should not anticipate receiving cash dividends on our common stock.
We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Wrongful acts of our former outside counsel may expose the Company to investor claims under the securities laws and gives rise to Company claims against those associated with the wrongdoing.
On February 28, 2007, we announced that we have conducted an inquiry concerning the improper transfer of shares of our common stock without a restrictive legend to two brokerage accounts controlled by Louis Zehil, a former partner of McGuireWoods, LLP, the law firm that represented us in a private offering of company stocks in January 2007. As part of the 18,498,519 unit private offering, a total of approximately 1.5 million units of common stock and common stock purchase warrants were sold to the two private financial entities controlled by Mr. Zehil. The SEC has commenced an enforcement action against Mr. Zehil and U.S. Department of Justice in pursuing criminal proceedings against Mr. Zehil. We have learned that approximately 81,480 shares of common stock were sold in the public markets by the two private financial entities at the direction of Mr. Zehil in January and early February of this year. These sales were done without our consent or knowledge and in violation of the terms of purchase and purchase covenants, and the representations and warranties on which we relied in satisfying the requirements of the private placement exemption of Regulation D under the Securities Act. We do not anticipate reacquiring any of the 81,480 shares.

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
Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. We have included an explanatory paragraph in Note 3 of our financial statements for fiscal year 2007, to the effect that our significant losses from operations and our dependence on financing provides substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.
Our operations must begin to provide sufficient revenues to improve our working capital position. Additionally, we will require additional capital to construct our planned biodiesel facilities. If we are unable to obtain additional capital we may not be able to continue as a going concern.
Item 2. PROPERTY
Our executive offices are located at 1070 Flynn Road, Camarillo, CA 93012 and our phone number is (805) 389-3499. Our executive offices total approximately 21,125 square feet. We currently lease such facilities for $14,153 per month plus between $2,535 and $2,853 per month for real property taxes, property insurance and landscaping maintenance, which lease ends in July 2012.
We expect to enter into a Lease Agreement with the State Port Authority for 3.80 acres of land for the Wilmington Plant. The Lease Agreement will also allow pier access for loading and unloading. The Lease Agreement will be for a term of 15 years subject to two consecutive five year extension options exercisable by us. We will pay the State Port Authority base rent plus a through put charge based on biodiesel delivered from the Wilmington Plant. We also will be entering into a Terminal Agreement with Vopak Terminal Wilmington, Inc. for the use of four bulk storage tanks and the handling of through put by Vopak at its liquid storage tank terminal adjacent to the Wilmington Plant site. We will pay Vopak facility and service charges. The Terminal Agreement will be for an initial term of ten years subject to automatic five year renewal options. We expect that our base annual occupancy cost for the Wilmington Plant will be approximately $2,750,000.
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
None.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol “KRBF.” While our shares of common stock have been quoted for trading on the OTC Bulletin Board since July 2006, the first trade of our common stock did not take place until November 2006. The high and low bid quotations for the Over-the-Counter Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions:

	2007		2006
	High	Low	High	Low
First Quarter	$3.50	$1.68	N/A	N/A
Second Quarter	$1.09	$0.80	N/A	N/A
Third Quarter	$0.68	$0.41	N/A	N/A
Fourth Quarter	$0.90	$0.30	$5.00	$1.50
Our common stock is issued in registered form. Transfer Online, Inc. 317 SW Alder Street, 2nd Floor, Portland, Oregon 97204, www.transferonline.com (Telephone: (503) 227-2950; Facsimile: (503) 227-6874 is the registrar and transfer agent for our common stock.
Holders
On March 17, 2008, the stockholders’ list of our common stock showed 119 registered stockholders and 52,645,992 shares outstanding. On March 17, 2008, the last reported sale price of our common stock on the National Association of Securities Dealers OTC Bulletin Board was $0.19 per share.
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

Equity Compensation Plan Information
As of the end of fiscal year 2007, we had the following securities authorized for issuance under the 2006 Equity Incentive Plan, or the 2006 Plan, and the adopted 1997 Program:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon exercise	Weighted-average	equity compensation
	of outstanding options,	exercise price of	plans (excluding
	warrants, restricted shares,	outstanding options,	securities reflected in
Plan category	stock awards and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,344,190	$0.75	505,810
Equity compensation plans not approved by security holders(2)	1,164,983	$0.36	— (3)
Total	4,509,173	$0.65	505,810

(1)	Includes options and stock awards granted under the 2006 Plan, including options awarded to outside directors under the Outside Director Compensation Program.

(2)
1,164,983 shares of common stock are issuable upon exercise of outstanding options associated with the 1997 Program, which we adopted at the closing of the Merger. These options are exercisable for shares of our common stock.

(3)
As of the January 12, 2007, the 1997 Program was frozen and no additional securities are available for future issuance under the 1997 Program. Following the consummation of the Merger, all awards granted under the 1997 Program are exercisable for shares of our common stock, on an as converted basis at the same ratio at which Kreido Labs’ common stock converted into our common stock pursuant to the Merger.

On November 2, 2006, our board of directors and stockholders approved and adopted the 2006 Plan. The 2006 Plan provides for grants of incentive stock options and nonqualified stock options, restricted stock awards, stock appreciation rights and performance stock grants. Under the 2006 Plan, equity awards may be granted from time to time to our employees, consultants, and directors, for an aggregate of no more than 3,850,000 shares of our common stock as determined by our board of directors.
On July 27, 2007, our Board adopted the Outside Director Compensation Program. Under this program each outside director is paid, in equal quarterly installments, an annual retainer of $20,000 (by separate resolution $60,000 for the Chair of the Board) and meeting fees of $1,000 for board meetings ($500 for committee meetings) attended in person and $500 for board meetings ($250 for committee meetings) attended by telephone not to exceed $1,000 if multiple meetings are attended in person on a given day. In addition, each outside director receives (a) 2,500 shares of Company common stock upon his or her first election or appointment on or after the date of adoption of the Outside Director Compensation Program, and (b) annual option grants to purchase 25,000 shares of common stock. Option grants will occur on October 15 of each calendar year beginning October 15, 2007. The number of shares of common stock included in an annual option grant will be reduced by the number of shares of common stock included in options granted to the applicable outside director, in any capacity, within the 12 months preceding the October 15 grant date. Options granted to outside directors under the Outside Director Compensation Program will vest in two equal installments of six months each provided that the outside director is serving as a director of the Company on the vesting date. Options will be granted at the closing bid price of the Company common stock on the date of grant and will have terms of 10 years from the date of grant. Outside director options will be granted from the shares reserved for issuance under the 2006 Plan.
On February 1, 2008, the compensation committee of the board of directors agreed to reprice the unvested options held by our employees (other than our Chief Executive Officer) under the 2006 Plan to the closing market price on that date, which $0.33 per share. The vesting schedules of the options in question remain unchanged.
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.
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

Background
As the result of the Merger, the Split-Off and the change in our business and operations from an unrelated services business to a technology company focusing on the production of biofuel, a discussion of the pre-January 1, 2007 financial results of Kreido Biofuels, Inc. is not pertinent, and our financial results as consolidated with Kreido Labs, the accounting acquirer, are presented here. Thus, the discussion of our financial results for fiscal year 2006 addresses only Kreido Labs. The discussion of our financial results for fiscal year 2007 addresses the Company, including its subsidiaries on a consolidated basis.
Kreido Labs is a corporation founded to develop proprietary technology for building micro-composite materials for electronic applications. In 1995, Kreido Labs began to develop the technology used in the design and assembly of our STT® Reactor. Kreido Labs thereafter sought to develop the technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the pharmaceutical and chemical industries. We designed and developed the STT® Reactor which incorporates our proprietary “spinning tube-in-tube” design configuration to improve the speed and yield of chemical reactions. One of the EPA’s largest laboratories has been using our STT® Reactor-based technology since 2004 to develop and evaluate new chemical processes and develop and optimize protocols for use of the STT® Reactor by public and private entities. Beginning in the last quarter of 2005, Kreido Labs began to evaluate the advantages of the STT® Reactor specifically for the production of biodiesel. In the first quarter of 2006, Kreido Labs elected to focus exclusively on the biodiesel industry and began to prepare and execute our current business plan. On January 12, 2007, as a result of the Merger, Kreido Labs became a wholly owned subsidiary of Kreido Biofuels, Inc.
Plan of Operations
We plan to commercialize our proprietary equipment system for biodiesel production on an industrial scale and to become one of the leading providers of biodiesel in the United States and elsewhere. We expect to execute our business plan by generating revenues from multiple sources; 1) by building and operating our own STT® Production Units; 2) licensing our STT® Reactor-based technology to others which may require one of our production units to be in operation, and 3) in the longer term, by providing technology and investing in businesses that will develop or use our STT® Reactor-based technology for production of biofuels.
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
Our manufacturing partner is Certified Technical Services L.P. of Pasadena, Texas. This firm has been a heavy industrial contractor and manufacturer of engineered packaged systems for 20 years. It is currently constructing the first STT® Production Unit in modular form for delivery to the Wilmington Plant site.
We plan to use diversified feedstock in our plants. For sales, marketing and distribution, we have engaged ECO Energy, a privately held Tennessee corporation that provides biodiesel marketing capability across North America. ECO Energy is a fully integrated marketing company supported by an experienced sales force, a knowledgeable logistics and scheduling department, customer service, and an online computer system that we will be able to access to streamline all necessary correspondence for daily shipments and transportation transactions. We have engaged this marketing company to handle the sales and transportation logistics of our biodiesel production. ECO Energy has committed to purchasing all of the biodiesel produced at our North Carolina facility based on prices negotiated by ECO Energy and accepted by the Company.

We anticipate that we will execute our business strategy with the following actions:
•	hire additional manufacturing, production plant operations, sales, marketing and business development personnel;
•	construct at least one company owned production plants equipped with STT® Production Units; and
•	enter into discussion with parties interested in licensing the STT® Production Units for both domestic and international biodiesel production.
We are developing the Wilmington Plant which will employ our STT® Production Units. The development of the Wilmington Plant will require significant expenditures on equipment and materials and we have used most of the proceeds of the January 2007 private placement in connection with the plant development. As feedstock and biodiesel prices change or as the demand for superior biodiesel production technology increases, we may determine that it is in our best interest to sell or license our STT® Production Units in lieu of building other plants. We believe that our STT® Production Unit technologies will provide us with price, efficiency and safety advantages when compared to other persons developing conventional biodiesel plants. In the execution of our business plan, we anticipate that we will increase our number of employees in the next 12 months to approximately 35 employees if we do not outsource the operation of our plant.
We are actively pursuing approximately $25 million of additional capital to complete the construction and start up of our Wilmington Plant. If we do not raise the additional capital, we believe that we can satisfy our cash requirements for the next 7 months by reducing our operating expenditures through employee headcount and salary reductions, a scale back in corporate operating expenditures as well as deferring the payment of previously ordered equipment for our STT® Production Units. If we continue our current level of business activities, we could expend our cash resources within the next two months.
Results of Operations for fiscal year ended December 31, 2007
Operating Expenses
Loss from operations for fiscal year 2007 was $5.2 million, resulting from $1.1 million of research and development expenses and $4.1 million of general and administrative expenses.
Other Income (Expense)
Other income (expense) for fiscal year 2007 was $692,000, comprised principally of interest income of $689,000.
Net Loss
Net loss for fiscal year 2007 was $4.5 million, equivalent to a loss of $0.09 per common share.
Comparison of Years ended December 31, 2007 and 2006
Operating Expenses
Operating expenses in fiscal 2007 increased significantly compared to the amount for the year ended December 31, 2006. Research and development expense in fiscal 2007 decreased by approximately $438,000, or 29%, compared to $1.5 million in fiscal 2006. The decrease related to the commencement of the shift of production away from research and development and into design of our commercial STT® Reactor which resulted in an increase in manufacturing personnel and overhead costs in 2007. General and administrative costs increased to $4.1 million in fiscal 2007 from $1.0 million in fiscal 2006. The increase was related to increased personnel and related benefit costs, legal fees and consulting costs related to the Merger and the private offering and costs associated with the requirements of operating as a public reporting entity. Additionally, the loss from retirement of assets was attributed to equipment and patents that were no longer relevant to our business. Provided that funding is available, we expect operating costs to increase over the next few years as production activities increase and as we continue to grow and add personnel.

Other Income (Expense)
Other income (expense) for fiscal year 2007 increased by $1.4 million, or 202%, when compared to other income (expense) in fiscal year 2006 of ($676,000). Fiscal year 2007 was comprised principally of $689,000 of interest income compared to $3,000 in fiscal year 2006. Fiscal year 2007 had minimal interest expense due to the conversion of all outstanding debt into common stock as part of the Merger. In fiscal year 2006 we incurred interest expense of $828,000 which was offset by $149,000 of income from the sale of assets. We expect interest income to reflect interest earned on our cash balances which have been decreasing during 2007 and will continue to fluctuate depending on the levels of financing we are able to obtain. We expect interest expense to increase in 2008 if we are able to complete some type of debt related financing.
Net Loss
Net loss for the fiscal year ended December 31, 2007 was $4.5 million, which is 39% greater than the net loss of $3.3 million for the year ended December 31, 2006. There were no net sales or gross profit for the year ended December 31, 2007 or 2006. We expect to incur net losses for the next couple of years as we continue to develop our STT® Production Units.
Liquidity and Capital Resources
A summary of our sources and use of cash for the year ended December 31, 2007, is as follows:
•	Sources of cash consisted of private placement net proceeds of $22.8 million and interest income of $689,000 for total sources of cash of $23.5 million.
•
Uses of cash consisted of plant development costs including purchases of fixed assets and construction of plant components and reactors of $13.9 million, general and administrative cost of $3.6 million, repayment of capital leases of $210,000 and investments in patents of $195,000 for a total use of cash of $17.9 million.

•
The cash balance of $6.5 million results from net sources of $23.5 million less uses of cash of $17.9 million plus an increase in the amounts due to vendors and employees of $1.3 million which will be paid in future periods less a $400,000 deposit made as credit security to Vopak.

At December 31, 2007, we had cash, cash equivalents and short-term investments of $6.5 million, compared to $59,000 at December 31, 2006, an increase of $6.4 million. The increase for the twelve months ended December 31, 2007 is primarily the result of $22.8 million raised in our 2007 offering less the expenditures of $13.3 million for the development of our first biodiesel production plant, $2.5 million in operating expenses, $800,000 in fixed assets and patents, $400,000 in deposits and an increase in cash from interest income of $700,000. We currently estimate that the cost of our Plant will be approximately $30 million to $32 million. We estimate that we will need approximately $25 million of additional capital to complete the construction of the Wilmington Plant, acquire our initial inventory of feedstock, and initiate plant operations and commence the construction of our STT® Reactors for the next biodiesel production plant. We are actively pursuing a combination of sources to arrange and obtain additional capital. We are working with local government authorities and banks in Wilmington, North Carolina to obtain bond financing and we are in discussions with institutional and commercial lenders for equipment and inventory financing, all of which will require some level of security interest and guarantees. Equity financing alternatives being considered to supplement and provide added security for the secured debt financing include offering our warrant holders an opportunity to amend and exercise their warrants currently exercisable at $1.85 per share at a price more comparable to current market value, and the issuance of shares of preferred stock or debt instruments that would be convertible into shares of common stock. Project financing is under consideration. New common stock purchase warrants may be issued to providers of capital to our Company. Our ability to obtain additional capital and the timing and cost of obtaining such capital will be affected by project related factors such as obtaining permits and licenses, Company specific factors, such as the performance of our reactor, and capital market economic conditions which are currently unstable. The construction of our Wilmington Plant could be delayed pending our arranging the complete financing package.
Net cash used by operating activities for the fiscal year 2007 was $2.1 million as compared to $2 million for the same period in 2006. Net cash used by operations is primarily related to operating costs and an increase in deposits offset by an increase in accounts payable at the end of December 31, 2007 which consisted of certain large payments due to vendors associated with the construction of our biodiesel production plant. In addition, we incurred an increase in stock compensation costs compared to prior periods. Fiscal year 2006 consisted of cash used in operations offset by the amortization of debt issuance discounts and an increase in accrued interest.
Net cash used by investing activities for fiscal year 2007 was approximately $14 million which was a significant increase from $211,000 used by investing activities for the same period in 2006. The cash used in 2007 consisted primarily of the purchase and construction of equipment and facilities associated with the development of our biodiesel production plants. Costs of the plants consist of: (1) site selection, leasing, permitting and other legal compliance; (2) architectural, design and engineering; (3) labor, overhead and materials to build in-house the STT® Reactors; (4) designing, engineering and manufacturing of the plant production unit which includes components such as centrifuges, tanks, control panels and other equipment being built by third parties for delivery to the plant site; and (5) the general contractor fees, engineering and construction of the buildings and physical improvements including tanks, piping, boilers and various lab and other equipment and machinery comprising the plant. In addition, approximately $3.9 million was committed through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after December 31, 2007 with additional purchase orders and contracts likely to be entered into in the future months. We also invested $195,000 and $182,000, respectively, in patents for fiscal years 2007 and 2006.
Net cash provided by financing activities for fiscal year 2007 was $22.6 million consisting primarily of the private placement sale of our common stock netting proceeds to us of approximately $22.8 million. This was offset by the repayment of outstanding notes and the payment of capital leases of $210,000. The net cash provided by financing activities in fiscal year 2006 was $1.3 million consisting of proceeds from issuance of convertible debts reduced by $66,000 in payments of capital lease obligations.
Related Party Transactions
During 2007 and 2006, G.A. Ben Binninger was engaged as a consultant for Kreido Labs for which services he was paid $37,000 and $72,000, respectively. As a consultant, Mr. Binninger assisted in the development of chemical opportunities for Kreido Labs. Currently, Mr. Binninger is the Chief Executive Officer and a director of the Company. Additionally, Denica Gordon, the wife of David Mandel, a director, provides public relations services to our company through her company, DGPR Consulting. In 2007, DGPR Consulting was paid $159,000 by our Company for its services and reimbursement of expenses.

During 2006, law firms, of which a member was a director of Kreido Labs, were paid $7,000 for legal services performed on behalf of Kreido Labs.
Critical Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
Revenue Recognition
Our revenues are expected to be derived from licensing our patented processes, leasing our patented equipment to carry out the licensed processes, providing on-going technical support and know-how, and in the future, the sale of biodiesel. Revenues from product sales will be recorded upon shipment. Revenues from technology licensing will be, based upon the nature of the licensing agreement, recorded upon billing due date established by contractual agreement with the customer or over the term of the agreement. For sales arrangements with multiple elements, we will allocate the undelivered elements based on the price charged when an element is sold separately. Through the end of 2007, we have recognized no significant commercial or licensing revenue. It is anticipated that once we have built and begin operating the commercial biodiesel production plants, the majority of revenue will be based upon the sale of biodiesel to distributors.
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
Patents
Capitalized patent costs consist of direct costs associated with obtaining patents such as legal expenses and filing fees. Patent costs are amortized on a straight-line basis over 15 years, which is the expected life, beginning in the month that the patent is issued. Patent costs are capitalized beginning with the filing of the patent application. The patents are tested for impairment annually, or more frequently if events or conditions indicate the asset might be impaired and the carrying value may not be recoverable. These conditions may include an economic downturn, new and or competitive technology, new industry regulations and a change in the operations or business direction of the Company. If the assessment determines that the fair value is less than the carrying value of the patent, an impairment charge is recorded to reduce the value of the patent. In 2007, we established a valuation reserve of $223,000 to reflect our decision not to continue to protect certain patents issued to the Company.

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
Income Taxes
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are determined for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more likely than not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
For periods prior to January 1, 2006, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. We recorded stock compensation expense of $768,000, for the year ended December 31, 2007. There is no stock-based compensation expense for the year ended December 31, 2006.
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
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (revised 2007), “Business Combinations.” The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This Statement is effective for the Company starting January 1, 2009 and currently believes it will have no financial impact on the Company.
In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company currently believes this Statement will have no financial impact on the Company.
In February 2007, the FASB  issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 and does not believe this statement will have a material financial impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is required effective for the Company’s fiscal year ending December 31, 2007. The Company assessed the potential impact that adoption of FASB 158 will have and does not believe this statement will have a material financial impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company assessed the potential impact that adoption of SFAS 157 will have and does not believe this statement will have a material financial impact on the Company’s consolidated financial statements.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B, promulgated by the SEC.
Item 7. FINANCIAL STATEMENTS
Our audited consolidated financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 follow Item 14, beginning at page F-1.
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 8A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-KSB, an evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer and Chief Financial Officer (who is also our Chief Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities Exchange Act of 1934). In performing this evaluation, management reviewed, among other things, the selection, application and monitoring of our historic accounting policies. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures at December 31, 2007 and thereafter were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.
Management previously determined that the Company’s disclosure controls were not effective, as of the end of the March 31, 2007 quarterly period because an accounting error lead to the failure to present Kreido Labs redeemable preferred stock in mezzanine equity, outside of permanent equity, in that company’s December 31, 2006 balance sheet, as would be required of a public company under Rule 5-02 of SEC Regulation SX indicated a material weakness in internal controls. A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company. During the fiscal quarter ended June 30, 2007, after discussions with our independent auditors, management and our Audit Committee, the Company implemented changes in its internal controls over financial reporting to better assure the accounting classification of complex financial instruments under applicable SEC accounting rules, including Rule 5-02. Management has ensured that the change in internal controls over financial reporting are operating effectively and fully address the risks giving rise to the erroneous accounting classification. Accordingly, management believes that the material weakness was fully remediated and that the consolidated financial statements included in this Annual Report fairly present, in all material respects, the financial position, results of operation and cash flows of the Company for the periods presented.
Management’s Annual Report on Internal Controls over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) to the Securities Exchange Act of 1934. Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting at December 31, 2007 based on the framework in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that based upon that framework the system of internal controls over financial reporting was effective at December 31, 2007. In this regard, no significant changes in the Company’s internal controls over financial reporting occurred during the last six months of the year ended December 31, 2007 that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the fiscal quarter ended June 30, 2007, the Company effected significant changes in its internal controls over financial reporting, which do no materially affect the Company’s internal controls over financial reporting, as a consequence of the identification by John Philpott, our Chief Financial Officer of a failure to present Kreido Labs redeemable preferred stock in mezzanine equity, outside of permanent equity, as a public company under Rule 5-02 of Regulation SX. The changes, which were adopted and implemented after discussion with our independent auditors, management and our audit committee, are as follows:
On an ongoing basis, the Principal Accounting Officer will continue to review SEC accounting rules, including rules changes and interpretations, to determine applicability to the Company. The Company will obtain general educational guidance regarding applicable SEC accounting rules, including Rule 5-02 and the accounting classification of complex financial instruments from its independent auditors. After obtaining general educational guidance, the Company may also consult with other auditors for detailed educational guidance and implementation. The Principal Accounting Officer will report changes in SEC accounting rules, GAAP and interpretations of SEC accounting rules and GAAP, that may be applicable to the Company with the Chief Executive Officer and the Audit Committee.
In the course of assessing the effectiveness of the Company’s internal controls over financial reporting, management has ensured that the change in internal controls over financial reporting described above is operating effectively and fully addresses the risks giving rise to the erroneous accounting classification.
Management’s report regarding the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007 is not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report. Thus, this Annual Report does not include an attestation report of the Company’s independent auditors regarding internal controls over financial reporting.

Limitations on the Effectiveness of Controls.
While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. We are monitoring the effectiveness of our disclosure controls and internal controls and we may make modifications as we deem appropriate to strengthen our control system. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 8B. OTHER INFORMATION
Changes in Internal Controls
No significant changes in the Company’s internal controls over financial reporting has occurred during the year ended December 31, 2007 that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
The Directors and Executive Officers of the Company at March 27, 2008 are:

Name	Age	Position	Date First Elected or Appointed
G.A. Ben Binninger	59	Chief Executive Officer; Director	January 12, 2007
John M. Philpott	47	Chief Financial Officer	March 19, 2007
Philip Lichtenberger	51	Chief Operating Officer	January 12, 2007
Alan McGrevy	60	Vice President of Engineering	January 12, 2007
Larry Sullivan	58	Chief Technology Officer	April 28, 2007
Betsy Wood Knapp	64	Chairperson of the Board; Director	January 12, 2007
David Mandel	41	Director	October 31, 2007
David Nazarian	46	Director	October 31, 2007
Richard Redoglia	50	Director	July 27, 2007
Murli Tolaney	66	Director	July 27, 2007
The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance,” and “Board of Directors and Committees” in our definitive proxy statement for our 2008 Annual Meeting of Shareholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2007 (the 2008 Proxy Statement).
Item 10. EXECUTIVE COMPENSATION
Incorporated by reference to “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination” and “Non-management Directors’ Compensation” in the 2008 Proxy Statement.
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Incorporated by reference to “Information on Stock Ownership” in the 2008 Proxy Statement.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated by reference to “Independent Auditor” in the 2008 Proxy Statement.

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

3.1	Amended and Restated Articles of Incorporation of Kreido Biofuels, Inc. (f/k/a Gemwood Productions, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-130606).

3.3	Amended and Restated Bylaws of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

4.1	Form of Investor Warrant of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

4.2	Form of Lock-Up Agreement by and between Tompkins Capital Group and each of the officers and directors of Kreido Biofuels, Inc., and certain stockholders of Kreido Laboratories.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.1	Escrow Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc., Joel A. Balbien and Gottbetter & Partners, LLP.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.2	Form of Subscription Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.3	Form of Registration Rights Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.4	Split-Off Agreement, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., Victor Manuel Savceda, Kreido Laboratories and Gemwood Leaseco, Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.5	Form of Indemnity Agreement by and between Kreido Biofuels, Inc. and Outside Directors of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.6	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.7	Form of Incentive Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.8	Form of Non-Qualified Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.9	Employment Agreement, dated March 19, 2007, by and between Kreido Biofuels, Inc. and John M. Philpott.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007 (File No. 333-130606).

10.10	Binding Term Sheet by and between Kreido Labratories and Tompkins Capital Group dated as of September 1, 2006.	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.11	Amendment to Binding Term Sheet by and between Kreido Labratories and Tompkins Capital Group dated as of October 25, 2006.	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.12	Form of Indemnity Agreement for officers and directors.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.13	Employment Agreement, dated April 4, 2007, by and between Kreido Biofuels, Inc. and Philip Lichtenberger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2007 (File No. 333-130606).

10.14	Employment Agreement, dated April 10, 2007, by and between Kreido Biofuels, Inc. and Alan McGrevy.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2007 (File No. 333-130606).

10.15	Employment Agreement, dated April 28, 2007, by and between Kreido Biofuels, Inc. and Larry Sullivan.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007 (File No. 333-130606).

10.16	Purchase Order Agreement, dated May 22, 2007, by and between Kreido Biofuels, Inc. and Certified Technical Services, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007 (File No. 333-130606).

10.17	Amendment No. 1 to Registration Rights Agreement, dated June 12, 2007, by and between Kreido Biofuels, Inc. and certain investors in the Offering.	Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 22, 2007 (File No. 333-140718).

10.18	Separation Agreement and General Release dated July 27, 2007 by and between Kreido Biofuels, Inc. and Joel Balbien.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.19	Kreido Biofuels, Inc. Outside Director Compensation Program adopted July 27, 2007.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.20	Commercial Lease Agreement by and between Kreido Biofuels, Inc. and Acaso Partners, LLC effective August 1, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.21	Employment Agreement executed December 10, 2007 but effective December 1, 2007, by and between Kreido Biofuels, Inc. and G.A. Ben Binninger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2007 (File No. 333-130606).

14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

21.1	Subsidiaries of Kreido Biofuels, Inc.*

23.1	Consent of Vasquez & Company LLP.*

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to “Independent Auditor” in the 2008 Proxy Statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREIDO BIOFUELS, INC.
By:	/s/ G.A. Ben Binninger
G.A. Ben Binninger, CEO and Director
(Principal Executive Officer)

Date: March 31, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G.A. Ben Binninger G.A. Ben Binninger	Chief Executive Officer and Director (Principal Chief Executive)	March 31, 2008
/s/ John M. Philpott John M. Philpott	Chief Financial Officer (Principal Accounting Officer)	March 31, 2008
/s/ Betsy Wood Knapp Betsy Wood Knapp	Director	March 31, 2008
/s/ David Mandel David Mandel	Director	March 31, 2008
/s/ David Nazarian David Nazarian	Director	March 31, 2008
/s/ Richard Redoglia Richard Redoglia	Director	March 31, 2008
/s/ Murli Tolaney Murli Tolaney	Director	March 31, 2008

KREIDO BIOFUELS, INC. AND SUBSIDIARIES
(Formerly Gemwood Productions, Inc.)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 and 2006
INDEX

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets — December 31, 2007 and 2006	F-2

Consolidated Statements of Operations — For the Years Ended December 31, 2007 and 2006 and For the Period From January 13, 1995 (Inception of the Development Stage) to December 31, 2007	F-3

Consolidated Statements of Stockholders’ Equity (Capital Deficit) — For the Years Ended December 31, 2007 and 2006	F-4

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2007 and 2006 and For the Period From January 13, 1995 (Inception of the Development Stage) to December 31, 2007	F-5 to F-6

Notes to Consolidated Financial Statements	F-7 to F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Kreido Biofuels, Inc. and Subsidiaries
Camarillo, California
We have audited the accompanying consolidated balance sheets of Kreido Biofuels, Inc. and its subsidiaries, formerly known as Gemwood Productions, Inc. (a development stage company), as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (capital deficit) and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period from January 13, 1995 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kreido Biofuels, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 and for the period from January 13, 1995 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses in recent years, has an accumulated deficit of $27,673,000 and planned principal operations have not commenced at December 31, 2007. It has used substantial amounts of its available cash in its research and development and biodiesel production plant development activities in recent years. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in these regards are also discussed in Note 3 to the financial statements. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Vasquez & Company LLP
Los Angeles, California
March 31, 2008

Kreido Biofuels, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	December 31
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$6,470,000	$59,000
Other current assets	56,000	—

Total current assets	6,526,000	59,000
Property and equipment — net (Note 4)	14,148,000	322,000
Patents, less accumulated amortization of $201,000 and $278,000 in 2007 and 2006, respectively, and a valuation reserve of $223,000 at December 31, 2007	421,000	788,000
Other assets	437,000	21,000

Total assets	$21,532,000	$1,190,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
Current liabilities
Current portion of convertible notes payable, net of discount of $1,044,000 in 2006 (Note 10)	$—	$5,637,000
Current portion of capital leases (Note 9)	57,000	50,000
Accounts payable	1,538,000	346,000
Accrued expenses (Notes 10)	250,000	951,000

Total current liabilities	1,845,000	6,984,000
Capital leases, less current portion (Note 9)	86,000	66,000

Total liabilities	1,931,000	7,050,000

Kreido Labs Redeemable preferred stock (Note 11)
Series A1 convertible preferred stock, no par value. Authorized 549,474 shares; issued and outstanding were none and 549,474 shares as of December 31, 2007 and 2006, respectively; liquidation preference $4,945,000 in 2006	—	3,628,000
Series B1 convertible preferred stock, no par value. Authorized 13,783,783 shares; issued and outstanding were none and 10,011,355 shares as of December 31, 2007 and 2006, respectively; liquidation preference $10,011,000 in 2006	—	10,011,000

Total redeemable preferred stock	—	13,639,000

Stockholders’ equity (capital deficit) (Notes 7 and 12)
Preferred stock, $0.001 par value authorized 10,000,000 shares in 2007; issued and outstanding were zero shares at December 31,2007	—	—
Common stock, $0.001 par value in 2007 and no par value in 2006. Authorized 300,000,000 shares in 2007 and 150,000,000 shares in 2006; issued and outstanding were 52,545,992 and 720,501 shares at December 31, 2007 and 2006, respectively	52,000	103,000
Restricted common stock, $0.001 par value in 2007 and no par value in 2006; issued and outstanding were 100,000 shares at December 31, 2007 and 641,786 shares at December 31, 2006	—	64,000
Additional paid-in capital	47,253,000	3,469,000
Deferred compensation	(31,000)	(9,000)
Deficit accumulated during the development stage	(27,673,000)	(23,126,000)

Net stockholders’ equity (capital deficit)	19,601,000	(19,499,000)

Total liabilities and stockholders’ equity (capital deficit)	$21,532,000	$1,190,000

See accompanying auditor’s report and notes to consolidated financial statements.

Kreido Biofuels, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations

			Period from
			January 13,
	Year Ended	Year Ended	1995 (Inception)
	December 31,	December 31,	to December 31,
	2007	2006	2007
Revenue
Operating expenses	—	—	—
Research and development	$1,082,000	$1,520,000	$16,918,000
General and administrative expenses	4,153,000	1,004,000	9,005,000
Loss on sale of property and equipment	—	24,000	89,000
Loss from retirement of assets	3,000	43,000	321,000

Loss from operations	(5,238,000)	(2,591,000)	(26,333,000)
Other income (expenses)
Interest expense	—	(828,000)	(3,082,000)
Interest income	689,000	3,000	753,000
Other income	3,000	149,000	1,154,000
Other expenses	—	—	(154,000)

Total other income (expenses)	692,000	(676,000)	(1,329,000)

Loss before income taxes	(4,546,000)	(3,267,000)	(27,662,000)
Income tax expenses	1,000	1,000	11,000

Net loss	$(4,547,000)	$(3,268,000)	$(27,673,000)

Net loss per share — basic and diluted	$(0.09)	$(2.40)	$(0.53)

Shares used in computing net loss per share	52,522,063	1,362,287	52,522,063

See accompanying auditor’s report and notes to consolidated financial statements.

Kreido Biofuels, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Capital Deficit)
Period from January 13, 1995 (Inception) to December 31, 2007

	Common Stock		Restricted Common Stock		Additional Paid-In	Deferred	Deficit Accumulated During	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	the Development Stage	(Capital Deficit)
Issuance of common stock to founders	750,000	$100,000	—	$—	$—	$—	$	$100,000
Net loss	—	—	—	—	—	—	(67,000)	(67,000)

Balance, December 31, 1995	750,00	100,000	—	—	—	—	(67,000)	33,000
Net loss	—	—	—	—	—	—	(130,000)	(130,000)

Balance, December 31, 1996	750,00	100,000	—	—	—	—	(197,000)	(97,000)
Net loss	—	—	—	—	—	—	(329,000)	(329,000)

Balance, December 31, 1997	750,00	100,000	—	—	—	—	(526,000)	(426,000)
Net loss	—	—	—	—	—	—	(292,000)	(292,000)

Balance, December 31, 1998	750,00	100,000	—	—	—	—	(818,000)	(718,000)
Issuance of Series A preferred stock	—	—	—	—	217,000	—	—	217,000
Stock option issuances	—	—	—	—	318,000	(287,000)	—	31,000
Net loss	—	—	—	—	—	—	(718,000)	(718,000)

Balance, December 31, 1999	750,000	100,000	—	—	535,000	(287,000)	(1,536,000)	1,188,000
Retirement of common stock	(30,073)	—	—	—	—	—	—	—
Deferred compensation — options/warrants	—	—	—	—	101,000	(101,000)	—	—
Compensation expense	—	—	—	—	—	88,000	—	88,000
Net loss	—	—	—	—	—	—	(1,935,000)	(1,935,000)

Balance, December 31, 2000	719,927	100,000	—	—	636,000	(300,000)	(3,471,000)	(3,035,000)
Common stock grant	575	3,000	—	—	—	—	—	3,000

Issuance of warrants in connection with convertible debt	—	—	—	—	304,000	—	—	304,000
Deferred compensation options	—	—	—	—	259,000	(259,000)	—	—
Compensation expense	—	—	—	—	—	141,000	—	141,000
Net loss	—	—	—	—	—	—	(3,308,000)	(3,308,000)

Balance, December 31, 2001	720,502	103,000	—	—	1,199,000	(418,000)	(6,779,000)	(5,895,000)

Issuance of warrants in connection with convertible debt	—	—	—	—	287,000	—	—	287,000
Deferred compensation options	—	—	—	—	61,000	(61,000)	—	—
Compensation expense	—	—	—	—	—	183,000	—	183,000
Repricing of warrants	—	—	—	—	131,000	—	—	131,000
Net loss	—	—	—	—	—	—	(3,436,000)	(3,436,000)

Balance, December 31, 2002	720,502	103,000			1,678,000	(296,000)	(10,215,000)	(8,730,000)

Issuance of warrants in connection with convertible debt	—	—	—	—	74,000	—	—	74,000
Compensation expense	—	—	—	—	—	183,000	—	183,000
Buy back of fractional shares	(1)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,989,000)	(2,989,000)

Balance, December 31, 2003	720,501	103,000	—	—	1,752,000	(113,000)	(13,204,000)	(11,462,000)
Issuance of consulting warrants and warrants in connection with convertible debt	—	—	—	—	—	—	—	—
Issuance of warrants for Conversion of Series C preferred stock to Series B1 preferred stock	—	—	—	—	709,000	—	—	709,000
Compensation expense	—	—	—	—	—	109,000	—	109,000
Issuance of restricted stock	—	—	641,786	64,000	—	(64,000)	—	—
Net loss	—	—	—	—	—	—	(3,456,000)	(3,456,000)

Balance, December 31, 2004	720,501	103,000	641,786	64,000	2,461,000	(68,000)	(16,660,000)	(14,100,000)

Issuance of warrants in connection with convertible debt	—	—	—	—	761,000	—	—	761,000
Issuance of consulting warrants	—	—	—	—	15,000	—	—	15,000
Issuance of stock options	—	—	—	—	4,000	—	—	4,000
Compensation expense	—	—	—	—	—	33,000	—	33,000
Net loss	—	—	—	—	—	—	(3,198,000)	(3,198,000)

Balance, December 31, 2005	720,501	103,000	641,786	64,000	3,241,000	(35,000)	(19,858,000)	(16,485,000)

Issuance of warrants in connection with convertible debt	—	—	—	—	191,000	—	—	191,000
Issuance of consulting warrants					37,000			37,000
Net loss	—	—	—	—	—	—	(3,268,000)	(3,268,000)

Balance, December 31, 2006	720,501	$103,000	641,786	$64,000	$3,469,000	$(9,000)	$(23,126,000)	$(19,499,000)

Conversion of notes, accrued interest payable and related warrants, on a net exercise basis, to common stock at the converted acquisition basis	10,224,178	10,000	—	—	6,110,000	—	—	6,120,000
Conversion of Kreido Labs Series A preferred stock to common stock at the converted acquisition basis	619,946	1,000	—	—	3,627,000	—	—	3,628,000
Conversion of Kreido Labs Series B preferred stock to common stock at the converted acquisition basis	11,295,341	11,000	—	—	10,000,000	—	—	10,011,000
Conversion of Kreido Labs common stock to common stock at the converted acquisition basis	816,504	1,000	(641,786)	(64,000)	63,000	—	—	—
Conversion of consulting warrants on a net exercise basis to common stock at the converted acquisition basis	1,587,213	2,000	—	—	(2,000)	—	—	—
Common stock issued in connection with the acquisition of old Kreido Biofuels common stock	8,750,000	(94,000)	—	—	94,000	—	—	—
Common stock issued in connection with the $25 million January 2007 private placement offering	18,498,519	18,000	—	—	23,080,000	—	—	23,098,000
Stock award to new board of directors	10,000	—	—	—	5,000			5,000
Compensation expense	23,790	—	100,000	—	807,000	(22,000)	—	785,000
Net loss	—	—	—	—	—	—	(4,547,000)	(4,547,000)

Balance, December 31, 2007	52,545,992	$52,000	100,000	$—	$47,253,000	$(31,000)	$(27,673,000)	$(19,601,000)

See accompanying auditor’s report and notes to consolidated financial statements.

Kreido Biofuels, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Period from
			January 13,
	Year Ended	Year Ended	1995 (Inception)
	December 31,	December 31,	to December 31,
	2007	2006	2007
Cash flows from operating activities
Net Loss	$(4,547,000)	$(3,268,000)	$(27,673,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254,000	162,000	1,623,000
Loss on sale of assets	—	24,000	89,000
Loss on retirement of assets	3,000	43,000	321,000
Noncash stock compensation	790,000	44,000	1,609,000
Amortization of convertible debt discount	—	319,000	1,236,000
Inducement to convert debt discount	—	—	152,000
Inducement to convert debt	—	18,000	58,000
Patent write-down and reserve	470,000	—	470,000
Changes in operating assets and liabilities:
Other assets	(472,000)	(14,000)	(544,000)
Accounts payable	1,192,000	120,000	2,542,000
Accrued expenses	162,000	516,000	669,000

Net cash used in operating activities	(2,148,000)	(2,036,000)	(19,448,000)

Cash flows from investing activities
Purchase of property and equipment	(13,885,000)	(39,000)	(14,626,000)
Proceeds from sale of assets	—	10,000	95,000
Investments in patent application	(195,000)	(182,000)	(1,514,000)

Net cash used in investing activities	(14,080,000)	(211,000)	(16,045,000)

Cash flows from financing activities
Proceeds from the issuance of Series A convertible preferred stock	—		938,000
Proceeds from the issuance of Series B convertible preferred stock	—		1,500,000
Proceeds from the issuance of Series C convertible preferred stock	—		2,424,000
Proceeds from the issuance of Series B1 preferred stock	—		720,000
Proceeds from the issuance of common stock warrants	—		217,000
Net proceeds from the issuance of common stock	22,849,000		22,849,000
Proceeds from issuance of long-term debt	—	1,370,000	14,381,000
Principal repayment of long-term debt and capital leases	(210,000)	(66,000)	(1,066,000)

Net cash provided by financing activities	22,639,000	1,304,000	41,963,000

Net increase (decrease) in cash and cash equivalents	6,411,000	(943,000)	6,470,000
Cash and cash equivalents at beginning of period	59,000	1,002,000	—

Cash and cash equivalents at end of period	$6,470,000	$59,000	$6,470,000

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$20,000	$8,000	$354,000
Income taxes	1,000	1,000	11,000
See accompanying auditor’s report and notes to consolidated financial statements.

Kreido Biofuels, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Period from
			January 13,
	Year Ended	Year Ended	1995 (Inception)
	December 31,	December 31,	to December 31,
	2007	2006	2007
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment through capital leases	$107,000	$122,000	$867,000
Additions to machinery and equipment through settlement of capital lease	—	—	61,000
Additions to machinery and equipment through issuance of common stock	—	—	100,000
Conversion of notes payable into Series A preferred stock	—	—	1,180,000
Conversion of notes payable into Series C preferred stock	—	—	5,530,000
Conversion of accounts payable into Series C preferred stock	—	—	30,000
Conversion of accrued interest into Series C preferred stock	—	—	441,000
Warrants issued in connection with convertible notes	—	—	2,007,000
Conversion of Series A preferred stock into Series A1 preferred stock	—	—	2,118,000
Conversion of Series B preferred stock into Series A1 preferred stock	—	—	1,511,000
Conversion of Series C preferred stock into Series B1 preferred stock	—	—	8,414,000
Conversion of notes payable in to Series B1 preferred stock	—	—	850,000
Conversion of accrued interest into Series B1 preferred stock	—	—	18,000
Conversion of notes payable into common stock	5,257,000	—	5,257,000
Conversion of accrued interest into common stock	863,000	—	863,000
Conversion of Series A preferred stock into common stock	3,628,000	—	3,628,000
Conversion of Series B preferred stock into common stock	10,011,000	—	10,011,000
Conversion of Kreido Laboratories common stock into common stock	155,000	—	155,000
See accompanying auditor’s report and notes to consolidated financial statements.

NOTE 1 ORGANIZATION
Kreido Bofuels, Inc. and susbsidiaries, formerly known as Gemwood Productions, Inc. (“Kreido” or “the Company”), was incorporated on February 7, 2005 under the laws of the State of Nevada. Its principal subsidiary, Kreido Laboratories, or Kreido Labs, was incorporated on January 13, 1995 under the laws of the State of California. Since incorporation, Kreido Labs and now the Company has been engaged in activities required to develop, patent and commercialize its products. The market for these products is developing in parallel to the Company’s activities. The Company considers itself a development stage enterprise because it has not yet earned significant revenue from its commercial products. The Company creates and intends to license innovative chemical and chemical reacting systems.
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
The cornerstone of the Company’s technology is its patented STT® (Spinning Tube-in-Tube) diffusional chemical reacting system, which is both a licensable process and a licensable system. In 2005, the Company demonstrated how the STT™ could make biodiesel fuel from vegetable oil in less than a second with complete conversion and less undesirable by-products. The Company has continued to pursue this activity and is in the process of building a 33 to 50 million gallon per year, or Mgpy, commercial biodiesel production plant in the United States.
It changed its name from Gemwood Productions, Inc. to Kreido Biofuels, Inc. on November 2, 2006. The Company took its current form on January 12, 2007 when Kreido Laboratories completed a reverse triangular merger with Kreido Biofuels, Inc.
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company’s revenues are expected to be derived from the sale of biodiesel, licensing its patented processes and proprietary biodiesel production system, manufacturing its patented equipment to carry out the licensed processes, and providing on-going technical support and know-how. Revenues from product sales will be recorded upon shipment. Revenues from technology licensing will be, based upon the nature of the licensing agreement, recorded upon billing due date established by contractual agreement with the customer or over the term of the agreement. For sales arrangements with multiple elements, the Company will allocate the undelivered elements based on the price charged when an element is sold separately. Through the end of 2007, the Company had recognized no significant commercial or licensing revenue. It is anticipated that once the Company has built and begins operating the commercial biodiesel production plants, the majority of revenue will be based upon the sale of biodiesel to distributors.
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
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are determined for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more likely than not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Stock-Based Compensation
Effective January 1, 2006 the Company adopted SFAS 123(R) “Share Based Payment” using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under SFAS 123(R), stock-based awards granted prior to January 1, 2006 will be charged to expense over the remaining portion of their vesting period. These awards will be charged to expense under the straight-line method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company has determined stock-based compensation based on the fair value method specified in SFAS 123(R), and amortizes stock-based compensation expense on the straight-line basis over the requisite service period.
For periods prior to January 1, 2006, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.
Use of Estimates
The Company’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and expenses and disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
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
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (revised 2007), “Business Combinations.” The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This Statement is effective for the Company starting January 1, 2009 and currently believes it will have no financial impact on the Company.
In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company currently believes this Statement will have no financial impact on the Company.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 and does not believe it will have a material financial impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is required effective for the Company’s fiscal year ending December 31, 2007. The Company assessed the potential impact that adoption of FASB 158 will have and does not believe it will have a material financial impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and, accordingly, does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the reporting company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company assessed the potential impact the adoption of SFAS 157 will have and does not believe it will have a material financial impact on the Company’s consolidated financial statements.

NOTE 3 LIQUIDITY AND GOING CONCERN ISSUES
The Company, a development stage company, has suffered recurring losses from operations and at December 31, 2007 had an accumulated deficit of $27,673,000 that raises substantial doubt about its ability to continue as a going concern.
The Company currently is in the process of attempting to raise approximately $25 million in financing. If it is able to raise the $25 million, it will be able to complete the development of, and start up operations at, its full scale biodiesel production plant. Thereafter it expects projected operating results to provide sufficient cash to fund its projected operations for the immediately foreseeable future and believes additional financing will be available if and when needed.
If the Company is unable to obtain the approximately $25 million in financing or to complete development of, and start up operations at its full scale biodiesel production plant, management will be required to scale back and perhaps curtail planned development activities. No assurances can be given that the Company will be successful in raising additional financing should such financing be required by future operations. The consolidated financial statements have been prepared assuming the Company will continue as a going concern.
NOTE 4 PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2007 and 2006 is summarized as follows:

	2007	2006
Furniture and fixtures	$151,000	$43,000
Machinery and equipment	857,000	617,000
Office equipment	136,000	115,000
Leasehold improvements	254,000	47,000
Construction in progress	13,301,000	—

Total	14,699,000	822,000
Less accumulated depreciation and amortization	(551,000)	(500,000)

Net book value	$14,148,000	$322,000

Depreciation expense for the years ended December 31, 2007 and 2006 was $163,000 and $92,000, respectively, including related depreciation for capital leases. Equipment recorded under capital leases totaled $456,000 and $348,000 at December 31, 2007 and 2006, respectively.
NOTE 5 CONSTRUCTION IN PROGRESS AND PLANT DEVELOPMENT ACTIVITIES
In October 2007, the Company completed the construction and test operation of a pilot biodiesel production unit (“pilot plant”) at an existing biodiesel production facility operated by Foothills Bio-energies, LLC. Full pilot plant operations are expected to begin in April 2008. Kreido has commenced development of one of its full scale biodiesel production plants (“full scale plant”). The Company is in the process of finalizing the lease for the site of the full scale plant. The Company expects to substantially complete the construction of the full scale plant in 2008. Total estimated costs to be incurred for construction of the full scale plant is between $30 million and $32 million, which includes approximately $4 million of infrastructure costs that can be utilized by the expansion to a second plant at the same location. Cost of construction of the full scale plant is comprised of the following: 1) site selection, leasing, permitting and other legal compliance; (2) architectural, design and engineering; (3) labor, overhead and materials to build in-house the four STT® Reactors; (4) designing, engineering and manufacturing of the plant production unit which includes components such as centrifuges, tanks, control panels and other equipment being built by third parties for delivery to the plant site; and (5) the general contractor fees, engineering and construction of the buildings and physical improvements including tanks, piping, boilers and various lab and other equipment and machinery comprising the plant. As of December 31, 2007, development expenditures of $13.3 million have been incurred and recorded as construction-in-progress and, approximately $3.9 million was committed through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after December 31, 2007, with additional purchase orders and contracts likely to be entered into.

NOTE 6 INCOME TAXES
Income taxes principally consist of minimum franchise taxes for the State of California. At December 31, 2007 and 2006, the Company had available net operating loss carryforwards totaling approximately $20.7 million and $16.7 million, respectively, for federal income tax purposes and $19.6 million and $15.6 million, respectively, for California state tax purposes, which expire beginning in tax year 2010. Additionally, at December 31, 2007, the Company had federal tax credits of approximately $800,000 and state tax credits of approximately $400,000 available for carryover to future tax years. For federal net operating losses generated before 1997, the carryforward period is 15 years. For federal net operating loss generated after 1997, the carryforward period is 20 years. For California state tax purposes, the Company’s net operating losses were classified under Eligible Small Business (ESB). For ESB net operating loss generated beginning on January 1, 2000, the carryforward period is 10 years. For California state tax purposes, losses generated prior to January 1, 2000 have expired.
The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2007	2006
Deferred tax assets:
Loss carryforwards	$8,250,000	$6,654,000
Stock-based compensation	309,000	—
Start-up costs	1,369,000	1,711,000
Other	271,000	37,000

	10,199,000	8,402,000
Less valuation allowance	(10,199,000)	(8,402,000)

Net deferred tax assets	$—	$—

The Company has recorded a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. Deferred tax assets consist principally of the tax effect of net operating loss carry forwards. In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carry forwards in future tax returns, the Company has fully reserved its deferred tax assets as of December 31, 2007 and 2006.
In addition, the utilization of net operating loss carryforwards may be limited due to restrictions imposed under applicable federal and state income tax laws due to a change in ownership such as those rules under Section 382 of the Internal Revenue Code.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. In May 2007, the FASB issued FASB Staff Position FIN 48-1 that amends FIN 48 (“FIN 48-1”). FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.
In the first quarter of 2007, the Company adopted FIN 48. The adoption of FIN 48 by the Company did not have an effect on the Company’s financial condition or results of operations and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company had no unrecognized tax liability as of December 31, 2007.

NOTE 7 STOCK-BASED COMPENSATION
The Company has recorded in general and administrative expenses, $5,000 of compensation expense in 2006, relating to stock options issued to non-employees for services rendered during that year.
Upon the adoption of SFAS123(R) during 2006, the Company recorded $41,000 of compensation costs relating to stock options granted to employees. The amounts recorded represent equity-based compensation expense related to options that were issued from 2001 to 2006. The compensation costs are based on the fair value at the grant date.
We recorded stock compensation expense of $768,000, for the year ended December 31, 2007. There is no stock-based compensation expense for the year ended December 31, 2006.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The fair value of the options issued during the year ended December 31, 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 4.45% and 5.18%, expected life of five (5) years and expected volatility of 0.01%. The fair value of the options issued during the year ended December 31, 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 3.125% and 4.81%, expected life of six (6) years and expected volatility of 92%. The expected stock price volatility assumption was based on the average volatility of similar public companies for the period prior to the Company’s reverse merger. The expected term assumption used in the option pricing model was based on the “safe harbor” approach under SEC Staff Accounting Bulletin (SAB) No. 107, (SAB 107), where the “expected term = ((vesting term + original contractual term) / 2).” The risk free interest rate assumption was based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected term. A projected dividend yield of 0% was used as the company has never issued dividends.
Summary stock option activity is as follows:

		Weighted
	Number of	Average Exercise
	Options	Price
Balance at December 31, 2005	1,385,786	$0.34
Granted	57,471	0.09
Exercised	—	—
Cancelled	(278,273)	0.09

Balance at December 31, 2006	1,164,984	$0.33

Granted	4,425,784	0.93
Exercised	—	—
Cancelled	(1,205,384)	1.35

Balance at December 31, 2007	4,385,384	$0.65

For options granted under the intrinsic-value-based method, the Company recorded $5,000 of deferred compensation as additional paid-in capital based on the difference between the market price of the common stock and the option exercise price at the date of grant during 2006. Related compensation expense of $14,000 was recognized in 2006.
The following table summarizes information regarding options outstanding and options exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
	Outstanding at	Average	Weighted-	Exercisable at	Weighted-
Range of Exercise	December 31,	Remaining	Average Exercise	December 31,	Average Exercise
Prices	2007	Contractual Life	Price	2007	Price
$0.09 – 0.19	860,573	5.18	$0.09	800,399	$0.09
$0.20 – 0.89	1,910,312	2.68	0.42	465,312	0.59
$0.90 – 1.85	1,561,100	4.22	1.16	776,425	1.17
$1.86 – 2.53	53,399	3.48	2.45	53,399	2.45

	4,385,384		$0.65	2,095,535	$0.66

On February 1, 2008, the compensation committee of the board of directors agreed to reprice the unvested options held by the Company’s employees (other than the Chief Executive Officer) under its 2006 Equity Incentive Plan to the closing market price on that date which was $0.33 per share. The Company will review the effect under SFAS 123(R) in the first quarter 2008 and, since the repricing only affects unvested shares, it will not affect amounts already recorded.
NOTE 8 COMMITMENTS
Operating Leases
The Company has entered into an operating lease for its principal office location. The lease term is through July 31, 2017. Rent expense for the years ended December 31, 2007 and 2006 was $366,000 and $79,000, respectively.
Future minimum payments under the non-cancelable operating lease agreement are as follows:

Year Ending December 31,	Amount
2008	$203,000
2009	209,000
2010	215,000
2011	221,000
2012	228,000
Thereafter	1,136,000

$2,212,000

Wilmington Plant

The Company expects to enter into a Lease Agreement with the State Port Authority for 3.80 acres of land for the Wilmington Plant. The lease agreement will be for a term of 15 years subject to two consecutive five year extension options exercisable by the Company and will provide for the Company to pay base rent plus a through put charge based on biodiesel delivered from the Wilmington Plant.  The Company also expects to enter into a Terminal Agreement with Vopak Terminal Wilmington, Inc. for the use of four bulk storage tanks and the handling of through put by Vopak at its liquid storage tank terminal adjacent to the Wilmington Plant site. The Company will pay Vopak variable facility and service charges. The Terminal Agreement will be for an initial term of ten years subject to automatic five year renewal options.  The Company expect that the base annual occupancy cost for the Wilmington Plant will be approximately $2,750,000.  During the year ended December 31, 2007, the Company paid $205,000 to reserve the Wilmington Plant site and the Vopak bulk storage tanks as it pursues necessary permits.

NOTE 9 CAPITAL LEASES
The Company has entered into capital leases for various equipment.
At December 31, 2007, future minimum lease payments on these leases are as follows:

Year Ending December 31,	Amount
2008	$68,000
2009	53,000
2010	43,000
2011	2,000
2012	2,000

Total lease payments	168,000
Less — interest	25,000

Present value of lease payments	143,000
Less — current portion	57,000

$86,000

NOTE 10 CONVERTIBLE NOTES PAYABLE
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

NOTE 11 REDEEMABLE PREFERRED STOCK
At December 31, 2006, Kreido Labs had issued and outstanding 549,474 shares of its Series A1 Preferred Stock and 10,011,355 shares of its Series B1 Preferred Stock. On January 12, 2007, all of the shares of Kreido Labs Series A1 and Series B1 Preferred Stock were converted into Kreido Labs common stock and exchanged for shares of Kreido Biofuels, Inc. common stock. The following schedule shows the movement of the redeemable preferred stock from inception date (January 13, 1995).

	Series A		Series B		Series C		Series A1		Series B1		Redeemable
	Convertible Stock		Convertible Stock		Convertible Stock		Convertible Stock		Convertible Stock		Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock
Issuance of Series A preferred stock	242,561	$1,480,000	—	$—	—	$—	—	$—	—	$—	$1,480,000

Balance, December 31, 1999	242,561	1,480,000	—	—	—	—	—	—	—	—	1,480,000

Conversion of notes to Series A preferred stock	106,925	637,000	—	—	—	—	—	—	—	—	637,000
Retirement of common stock	—	—	200,000	1,500,000	—	—	—	—	—	—	1,500,000

Issuance of Series B preferred stock	—	—	—	11,000	—	—	—	—	—	—	11,000

Balance, December 31, 2000	349,486	2,117,000	200,000	1,511,000	—	—	—	—	—	—	3,628,000

Balance, December 31, 2001	349,486	2,117,000	200,000	1,511,000	—	—	—	—	—	—	3,628,000

Issuance of Series C preferred stock	—	—	—	—	1,995,000	1,995,000	—	—	—	—	1,995,000

Conversion of notes, accrued interest and accounts payable to Series C preferred stock	—	—	—	—	5,255,785	5,256,000	—	—	—	—	5,256,000

Balance, December 31, 2002	349,486	2,117,000	200,000	1,511,000	7,250,785	7,251,000	—	—	—	—	10,879,000

Issuance of Series C preferred stock	—	—	—	—	428,500	428,000	—	—	—	—	428,000

Conversion of notes and accrued interest payable to Series C preferred stock	—	—	—	—	744,510	745,000	—	—	—	—	745,000
Buy back of fractional shares	(9)	—	(3)	—	(12)	—	—	—	—	—	—

Balance, December 31, 2003	349,477	2,117,000	199,997	1,511,000	8,423,783	8,424,000	—	—	—	—	12,052,000
Issuance of Series B1 preferred stock	—	—	—	—	—	—	—	—	720,000	720,000	720,000

Conversion of notes and accrued interest payable to Series B1 preferred stock	—	—	—	—	—	—	—	—	867,572	867,000	867,000
Conversion of Series A preferred stock to Series A1 preferred stock	(349,477)	(2,117,000)	—	—	—	—	349,477	2,117,000	—	—	—
Conversion of Series B preferred stock to Series A1 preferred stock	—	—	(199,997)	(1,511,000)	—	—	199,997	1,511,000	—	—	—
Conversion of Series C preferred stock to Series B1 preferred stock	—	—	—	—	(8,423,783)	(8,424,000)	—	—	8,423,783	8,424,000	—

Balance, December 31, 2004	—	—	—	—	—	—	549,474	3,628,000	10,011,355	10,011,000	13,639,000

Balance, December 31, 2005	—	—	—	—	—	—	549,474	3,628,000	10,011,355	10,011,000	13,639,000

Balance, December 31, 2006	—	$—	—	$—	—	$—	549,474	$3,628,000	10,011,355	$10,011,000	$13,639,000
Conversion of Kreido Labs preferred stocks to common stock at the converted acquisition basis	—	—	—	—	—	—	(549,474)	(3,628,000)	(10,011,355)	(10,011,000)	(13,639,000)

Balance, December 31, 2007	—	$—	—	$—	—	$—	—	$—	—	$—	$—

Kreido Labs Redeemable Preferred Stock
The rights, preferences and privileges of the Kreido Labs Series A1 and Series B1 preferred stock were as listed below:
Conversion Rights
Each share of the preferred stock outstanding was convertible, at the option of the holder, into common stock at the rate of one share of common stock for each share of the preferred stock, adjustable for certain dilutive events.
Such conversion was to occur automatically upon the closing of a registered public offering of the Company’s common stock that yields aggregate proceeds to the Company of at least $30,000,000 at a per share price of at least $5.00.
Dividend Rights
Each fiscal year, the holders of shares of Series B1 Preferred Stock were entitled to receive, before any dividends were paid or declared and set aside for the Series A1 Preferred Stock or the Common Stock, out of funds legally available for that purpose, cumulative dividends at a rate of eight percent (8%) per annum, payable in cash only. Such cumulative dividends accrued from the date of issuance and were calculated through the earliest of (I) the conversion of Series B1 Preferred Stock into Common Stock, (ii) the redemption of Series B1 Preferred Stock or (iii) the liquidation, dissolution or winding up of the Company. The holders of the Series B1 Preferred Stock were entitled to participate, on an as-converted basis, in all dividends, whether payable in cash, property or stock, that were declared on any of the Common Stock. Cumulative dividends for Series B1 Preferred Stock as of December 31, 2006 was $2,155,000, respectively.
Each fiscal year, the holders of shares of Series A1 Preferred Stock were entitled to receive, before any dividends were paid or declared and set aside for the Common Stock, out of funds legally available for that purpose, cumulative dividends at a rate of eight percent (8%) per annum, payable in cash only. Such cumulative dividends accrue from the date of issuance and are calculated through the earliest of (I) the conversion of Series A1 Preferred Stock into Common Stock, (ii) the redemption of Series A1 Preferred Stock or (iii) the liquidation, dissolution or winding up of the Company. The holders of the Series A1 Preferred Stock were entitled to participate, on an as-converted basis, in all dividends, whether payable in cash, property or stock, that were declared on any of the Common Stock. Cumulative dividends for Series A1 Preferred Stock as of December 31, 2006 were $850,000.
Preference Events
Any transactions or series of related transactions, resulting in the sale of 50% or more of the voting power or assets of the Company and any merger, consolidation or similar transaction would be deemed liquidation, triggering the liquidation preference on the Preferred Stock. In the case of any liquidation involving a merger, consolidation, or similar transaction, accrued but unpaid dividends were to be paid to the extent earned.
Liquidation Preference
On any liquidation of the Company holders of Series B1 Stock were to receive their purchase price per share, plus accrued but unpaid dividends, if any, which liquidation rights shall be senior to the rights of holders of all other classes or series of capital stock of the Company. After the Series B1 Stockholders have received their liquidation preference, the holders of the Series A1 were to receive $9.00 per share, plus accrued but unpaid dividends. Thereafter, any remaining proceeds shall be divided among the holders of the Preferred Stock (on an as converted basis) and the holders of the Company’s Common Stock on a pro-rata basis.
The Company was required to redeem any and all outstanding shares of Convertible Preferred Stock any time prior to the Redemption Deadline, as defined, upon the written request from the holders of at least a majority of the outstanding Convertible Preferred Stock, voting together as a single class on an as-converted basis, to the extent legally permitted, in accordance with the schedule and percentages below:
On or before the fifth anniversary of the Original Issue Date (the “First Redemption Date”), the Company was to redeem 33-1/3% of all shares of Convertible Preferred Stock outstanding on the First Redemption Date (determined on a pro rata basis in accordance with the number of such shares held by each holder thereof). No redemptions of the Series A1 Preferred Stock was to occur unless and until 33-1/3% of all shares of Series B1 Preferred Stock outstanding on the First Redemption Date had been redeemed.

Provided that the Company had fully satisfied the redemption obligations set forth above, on or before the sixth anniversary of the Original Issue Date (the “Second Redemption Date”), the Company was to redeem 50% of all shares of Convertible Preferred Stock outstanding on the Second Redemption Date (determined on a pro rata basis in accordance with the number of such shares held by each holder thereof). No redemptions of the Series A1 Preferred Stock was to occur unless and until 50% of all shares of Series B1 Preferred Stock outstanding on the Second Redemption Date had been redeemed.
Provided that the Company had fully satisfied the redemption obligations set forth above, on or before the seventh anniversary of the Original Issue Date (the “Third Redemption Date”), the Company was to redeem 100% of all shares of Convertible Preferred Stock outstanding on the Third Redemption Date. No redemptions of the Series A1 Preferred Stock was to occur unless and until 100% of all shares of Series B1 Preferred Stock outstanding on the Third Redemption Date had been redeemed.
The price per share to be paid by the Company for the redemption of the Convertible Preferred Stock shall be the then-effective Stated Value of each such share of Convertible Preferred Stock.
Voting Rights
Holders of preferred stock were generally entitled to vote together with holders of Kreido Labs common stock on matters presented for Kreido Labs shareholder action as if such shares were converted to common stock.
NOTE 12 STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
The Company’s Amended and Restated Articles of Incorporation (Articles) authorize the issuance of two classes of shares designated as common stock and preferred stock, each having $0.001 par value. The numbers of shares of common stock and preferred stock authorized are 300,000,000 and 10,000,000, respectively.
Preferred Stock
At December 31, 2007, there were no shares of preferred stock issued and outstanding. The board of directors is authorized to establish the number of shares constituting any series of preferred stock and to fix or alter the designations, powers, preferences and rights of the shares of each series of preferred stock.
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
In December 2007, the Company issued 100,000 shares restricted of common stock to one of its officers. The shares are subject to repurchase by the Company for $1,000 if the officer terminates his employment voluntarily or is terminated for cause before May 31, 2009.
Recent Sales
In January 2007, the Company completed a private placement offering of its Kreido Biofuels, Inc. common stock. The accredited investors purchased 18,498,519 shares of securities at a purchase price of $1.35 per share. All of the shares of common stock issued in the January 2007 private placement, including shares issuable upon exercise of warrants, have been registered for sale under the Securities Act of 1933.
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

In connection with the issuance of convertible notes payable in 2002 (Note 9), the Company issued detachable stock purchase warrants to purchase 371,125 shares of common stock to the note holders. The warrants expire in five years. The fair value of the warrants at the dates of issuance of $288,000 was calculated using the Black-Scholes option pricing model and the following assumptions: contractual life of five years; no dividends; risk free interest rates of 3.03% to 4.5%; and volatility of 0.01%. The fair value of the warrants was recorded as a discount to the convertible notes and additional paid-in capital in the accompanying balance sheet. This discount was amortized to interest expense upon the conversion of the related notes to Kreido Labs Series C convertible preferred stock.
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
In connection with the issuance of convertible notes payable in 2003 (Note 10), the Company issued detachable stock purchase warrants to purchase 213,677 shares of common stock to the note holders. The warrants expire in 2008. The fair value of the warrants at the date of issuance of $57,000 was calculated using the Black-Scholes option pricing model and the following assumptions: contractual life of five years; no dividends; risk free interest rates of 2.97% and volatility of 0.01%. The fair value of the warrants was recorded as a discount to the convertible notes and additional paid-in capital in the accompanying balance sheet. This discount was amortized to interest expense upon the conversion of the related notes to Series C convertible preferred stock.
In 2003, the Company issued 71,250 warrants to purchase common stock and Series C preferred stock to a consultant. The warrants expire in 2010. The fair value of the warrants at the date of issuance of $16,000 was calculated using the Black-Scholes option pricing model and the following assumptions: contractual life of five years; no dividends; risk free interest rates of 2.97% and volatility of 0.01%.
In connection with the issuance of convertible notes payable from January to March 2004 (Note 9), the Company issued detachable stock purchase warrants to purchase 300,000 shares of Kreido Labs Series B1 convertible preferred stock and issued detachable stock purchase warrants to purchase 62,500 shares of common stock to the note holders. The warrants were to expire in 2009. The fair value of the warrants at the date of issuance of $40,000 was calculated using the Black-Scholes option pricing model and the following assumptions: contractual life of five years; no dividends; risk free interest rates from 3.03% to 3.58% and volatility of 0.01%. Additionally, convertible debt had a beneficial conversion feature of $42,000. The fair value of the warrants and beneficial conversion feature was recorded as a discount to the convertible notes and additional paid-in capital in the accompanying balance sheet. This discount was amortized to interest expense upon the conversion of the related notes to Series B1 convertible preferred stock.
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
In connection with the issuance of convertible notes payable from June to October 2004 (Note 9), the Company issued warrants to purchase 890,289 shares of Series B1 preferred stock and warrants to purchase 1,102,552 shares of default stock. The warrants expire in 2009. The fair value of the warrants at the date of issuance of $597,000 was calculated by using the Black-Scholes option pricing model and the following assumptions: contractual life of five years; no dividends; risk free interest rates from 3.40% to 3.72% and volatility of 0.01%.
With the issuance of convertible notes payable from January to October 2005 (Note 9), the Company issued warrants to purchase 2,388,065 shares of Series B1 preferred stock. The warrants expire in 2010. The fair value of the warrants at the date of issuance of $761,000 was calculated by using the Black-Scholes option pricing model with the following assumptions: contractual life of five years; no dividends; risk free interest rates from 3.72% to 4.32% and volatility of 0.01%.

In connection with the issuance of convertible notes payable from July to December 2006 (Note 9), the Company issued warrants to purchase 500,008 shares of Series B1 preferred stock. The warrants expire in 2011. The fair value of the warrants at the date of issuance of $191,000 was calculated by using the Black-Scholes option pricing model and the following assumptions: contractual life of five years; no dividends; risk free interest rates from 4.47% to 5.19% and volatility of 0.01%.
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
In 2006, the Company issued 102,003 warrants to purchase Series B1 preferred stock to two consultants. The warrants expire in five years. The fair value of the warrants at the date of issuance of $21,000 was calculated using the Black-Scholes option pricing model and the following assumptions: contractual life of five years; no dividends; risk free interest rates of 4.45% to 5.10% and volatility of 0.01%.
In January 2007, the Company completed a private placement offering of its common stock. The accredited investors purchased 18,498,519 units of our securities (“Unit”), at a purchase price of $1.35 per Unit. Each Unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $1.85 per share. The warrants expire January 12, 2012. The fair value of the warrants on the date of issuance was $8,067,000 and was calculated using the Black-Scholes option pricing model using the following assumptions: contractual life of 5 years; no dividends, risk free interest rate of 4.65%, volatility of 56.5% and was recorded in additional paid-in capital.
Also outstanding after the consummation of the Merger are warrants to purchase 571,335 shares of our common stock, issued to holders of warrants to purchase an aggregate of 506,389 shares of Kreido Labs’ capital stock prior to the Merger.
A summary of warrant activity is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2005	7,248,830	$0.87
Granted	602,011	1.00
Exercised	—	—
Cancelled	—	—

Balance at December 31, 2006	7,850,841	0.88
Granted	18,498,519	1.85
Exercised	(7,279,506)	0.88
Cancelled	—	—

Balance at December 31, 2007	19,069,854	$1.81

NOTE 13 RELATED PARTY TRANSACTIONS
During 2006, law firms, of which certain members are stockholders of the Company, were paid $7,000 for legal services performed on behalf of the Company. As of December 31, 2006, amounts due to the law firms were $78,000. No legal services were paid or due to the law firm in 2007. Additionally, one of the officers of the Company performed consulting services while still a director but not an employee for the Company and was paid $37,000 and $72,000 in 2007 and 2006, respectively. The wife of one of the Company’s directors, provides public relations services to the Company through her company. In 2007, $159,000 was paid by the Company for its services and reimbursement of expenses.
NOTE 14 CONTINGENCY
In March 2004, Kreido Labs and a former officer and shareholder of Kreido Labs reached agreement on the terms of a settlement of disputes arising out of the termination of the former officer and shareholder’s employment with Kreido Laboratories. The settlement was never completed. The former officer and shareholder had recently demanded implementation of the settlement including the payment of approximately $190,000 plus interest. Kreido Labs disputes any obligation to the former officer and shareholder. The Company will continue to assess the progress of the dispute.
In the normal course of business, Kreido may become subject to lawsuits and other claims and proceedings. These matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on Kreido’s financial position, results of operations or liquidity.

In February 2007, the Company learned that its former outside legal counsel, Louis W. Zehil, who at the time was a partner at the law firm of McGuireWoods LLP, and who, the Company learned, took the title of corporate secretary, had apparently engaged in activities involving the sale of unregistered shares of stock of six companies, including the Company. The SEC has commenced a civil enforcement action against Mr. Zehil for violations of the antifraud and registration provisions of the federal securities laws, and the U.S. Department of Justice is pursuing criminal proceedings against Mr. Zehil. Mr. Zehil’s activities apparently included the sale of approximately 81,480 shares of Company stock (from a total of 1,481,400 shares and 1,481,400 warrants purchased by Mr. Zehil through his two private financial entities in the January 2007 Offering).
Persons who purchased shares directly from Mr. Zehil’s private financial entities may have a rescission right against Mr. Zehil and his private financial entities. Such persons also may try to claim that this rescission right extends to the Company. One or more of the investors in the January 2007 Offering in which Mr. Zehil acquired the shares that he subsequently is alleged to have sold improperly, may also try to claim a rescission right based upon Mr. Zehil’s conduct. It is also possible that one or more of our stockholders could claim that they suffered a loss and attempt to hold the Company responsible. We also may incur additional significant legal and other costs in connection with our internal investigation of this matter, any litigation we may become involved in, and in connection with our cooperation with the Securities and Exchange Commission and the Court appointed receiver who holds Zehil assets.
The Company is unaware of facts or circumstances to suggest that it is probable that such claims would be made against the Company. The Company believes that should any claims be made against the Company, the Company would have substantial cross- and third-party claims against Mr. Zehil and his former law firm and that, accordingly, the Company does not currently believe that there is a material risk that the Company would ultimately incur material financial or other harm. Based upon the high and low trading prices of our shares during the one month period in which Zehil sold Company shares, were the Company requested by purchasers from Zehil to reacquire such shares, the aggregate maximum cost to the Company would be less than $200,000. The Company believes the possibility of assertion of a rescission demand is highly uncertain and no such assertion has been made or threatened, and any potential damages are not reasonably estimable, therefore, an accrual for potential rescission claims has not been included in the Company’s consolidated financial statements.
The Company has been in contact with the Receiver who is holding cash and other assets seized from Mr. Zehil and his private financial entities. The Company has filed a claim to recover a portion of the seized assets. The amount and likelihood of recovering cash or Company shares and warrants held by the Receiver cannot be determined. If there should be a recovery of cash or Company shares and warrants in the future, it will be recorded as income in the period received.

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

3.1	Amended and Restated Articles of Incorporation of Kreido Biofuels, Inc. (f/k/a Gemwood Productions, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-130606).

3.3	Amended and Restated Bylaws of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

4.1	Form of Investor Warrant of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

4.2	Form of Lock-Up Agreement by and between Tompkins Capital Group and each of the officers and directors of Kreido Biofuels, Inc., and certain stockholders of Kreido Laboratories.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.1	Escrow Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc., Joel A. Balbien and Gottbetter & Partners, LLP.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.2	Form of Subscription Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.3	Form of Registration Rights Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.4	Split-Off Agreement, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., Victor Manuel Savceda, Kreido Laboratories and Gemwood Leaseco, Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.5	Form of Indemnity Agreement by and between Kreido Biofuels, Inc. and Outside Directors of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.6	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.7	Form of Incentive Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.8	Form of Non-Qualified Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.9	Employment Agreement, dated March 19, 2007, by and between Kreido Biofuels, Inc. and John M. Philpott.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007 (File No. 333-130606).

10.10	Binding Term Sheet by and between Kreido Labratories and Tompkins Capital Group dated as of September 1, 2006.	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.11	Amendment to Binding Term Sheet by and between Kreido Labratories and Tompkins Capital Group dated as of October 25, 2006.	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.12	Form of Indemnity Agreement for officers and directors.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.13	Employment Agreement, dated April 4, 2007, by and between Kreido Biofuels, Inc. and Philip Lichtenberger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2007 (File No. 333-130606).

10.14	Employment Agreement, dated April 10, 2007, by and between Kreido Biofuels, Inc. and Alan McGrevy.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2007 (File No. 333-130606).

10.15	Employment Agreement, dated April 28, 2007, by and between Kreido Biofuels, Inc. and Larry Sullivan.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007 (File No. 333-130606).

10.16	Purchase Order Agreement, dated May 22, 2007, by and between Kreido Biofuels, Inc. and Certified Technical Services, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007 (File No. 333-130606).

10.17	Amendment No. 1 to Registration Rights Agreement, dated June 12, 2007, by and between Kreido Biofuels, Inc. and certain investors in the Offering.	Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 22, 2007 (File No. 333-140718).

10.18	Separation Agreement and General Release dated July 27, 2007 by and between Kreido Biofuels, Inc. and Joel Balbien.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.19	Kreido Biofuels, Inc. Outside Director Compensation Program adopted July 27, 2007.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.20	Commercial Lease Agreement by and between Kreido Biofuels, Inc. and Acaso Partners, LLC effective August 1, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007 (File No. 333-130606).

10.21	Employment Agreement executed December 10, 2007 but effective December 1, 2007, by and between Kreido Biofuels, Inc. and G.A. Ben Binninger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2007 (File No. 333-130606).

14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

21.1	Subsidiaries of Kreido Biofuels, Inc.*

23.1	Consent of Vasquez & Company LLP.*

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith