Form 10KSB/A
period 2007-12-31
Kreido Biofuels, Inc.
filed 2008-04-30
CIK 1342219

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
Issuer’s telephone number, including area code: (805) 389-3499
Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
Securities registered pursuant to Section 12(g) of the Exchange Act: NONE
Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☑
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State issuer’s revenues for the most recent fiscal year approximately $0.
The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the issuer, computed by reference to the price at which the common stock was sold, as of April 21, 2008 was approximately $5,920,607 (All officers and directors of the issuer are considered affiliates).
At April 21, 2008 the issuer had 52,645,992 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Format (check one): Yes ☐ No ☑

FORM 10-KSB/A ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2007

i

EXPLANATORY NOTE
The registrant filed an Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Form 10-KSB”) on March 31, 2008, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2008 Annual Meeting of Shareholders (the “Proxy Statement”) to be subsequently filed with the Securities and Exchange Commission (the “SEC”). The registrant has determined to amend the Form 10-KSB to include such Part III information in this Amendment No. 1 on Form 10-KSB/A (the “Form 10-KSB/A”), rather than incorporating it into the Form 10-KSB by reference to the Proxy Statement. Accordingly, Part III of the Form 10-KSB is hereby amended and restated in its entirety as set forth below.
Also included in this Form 10-KSB/A are (a) the signature page, (b) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (c) the Exhibit Index, which has been amended and restated in its entirety as set forth below. Because no financial statements are contained within this Form 10-KSB/A, the company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Form 10-KSB/A should be read in conjunction with the Form 10-KSB and our other filings made with the SEC.

RECENT DEVELOPMENTS

Our Biodiesel Production Technology – Our Wilmington Plant
Risk Factors — Risks Related to the Contemplated Conduct of our Business

We have obtained substantially all of the permits and regulatory approvals necessary to commence groundbreaking and site work for its proposed flagship Wilmington, North Carolina biodiesel production plant. The remaining city approval is expected to be issued in May, 2008. The approvals received to date will allow an annual capacity in excess of 100 million gallons although the first stage is targeted for 33-50 million gallons of biodiesel production. We will start work on the facility as soon as we have obtained the approximately $25 million of necessary financing to build and operate the initial plant. We are continuing to actively pursue such financing and in order to be in a financial position to start construction within the next few months. We are focusing the use of our available cash resources on business activities that we believe will facilitate our obtaining the necessary financing.

John Philpott Employment Agreement

The Employment Agreement entered into in March 2007 between the Company and our Chief Financial Officer, John Philpott, expired in March 2008. On April 30, 2008 we entered into a new Executive Employment Agreement with Mr. Philpott. The term of the agreement is 12 months and the agreement provides that Mr. Philpott’s base salary will be $195,000 per year. Mr. Philpott will be eligible to earn performance-based bonuses of between $39,000 and $97,000 depending on the achievement of target performance goals for 2008 and 2009, as determined by the Compensation Committee of the Board of Directors. In continuation of our commitment to Mr. Philpott, we will reimburse to him up to $25,000 of tuition and expenses for the MBA program that he is pursuing.

Mr. Philpott was granted an option to purchase 175,000 shares of our common stock under the 2006 Plan at an exercise price of approximately $0.16 per share, the closing sales price of our common stock on April 30, 2008. Options to purchase 25,000 shares of common stock vested upon execution of the agreement. The remainder of the options vest in 12 equal installments of 12,500 each month beginning May 2008 and ending with April 2009. Should Mr. Philpott’s employment be terminated by us for Cause, by Mr. Philpott without Good Reason or on account of Mr. Philpott’s death or Disability (each capitalized term as defined in the agreement), all unvested options shall expire immediately effective the date of termination or death. If Mr. Philpott’s employment is terminated following a Change of Control (as defined in the agreement) by us Without Cause or by Mr. Philpott for Good Reason, all unvested options shall immediately vest and become exercisable effective the date of termination of employment.

Mr. Philpott was also granted 75,000 shares of restricted common stock under the 2006 Plan, which is subject to repurchase by the Company at the price of $0.01 per share should Mr. Philpott not be employed by us through the term of the Agreement other than due to: (1) his death or Disability; (2) the termination of his employment by us Without Cause; or (3) the termination of his employment by Mr. Philpott for Good Reason.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
The Directors and Executive Officers of the Company at April 30, 2008 are:

Name	Age	Position	Date First Elected or Appointed
G.A. Ben Binninger	59	Chief Executive Officer; Director	January 12, 2007
John M. Philpott	47	Chief Financial Officer	March 19, 2007
Philip Lichtenberger	51	Chief Operating Officer	January 12, 2007
Alan McGrevy	60	Vice President of Engineering	January 12, 2007
Larry Sullivan	58	Chief Technology Officer	April 28, 2007
Betsy Wood Knapp	65	Chairperson of the Board; Director	January 12, 2007
David Mandel	41	Director	October 31, 2007
David Nazarian	46	Director	October 31, 2007
Richard Redoglia	50	Director	July 27, 2007
Murli Tolaney	66	Director	July 27, 2007
G.A. Ben Binninger, Chief Executive Officer, Director. G.A. Ben Binninger, age 59, has served as Chief Executive Officer of Kreido Biofuels since July 27, 2007. Mr. Binninger has served as a director of our company since January 12, 2007. From 2003 to 2006, Mr. Binninger served as a consultant to Kreido Labs, relating to the development and evaluation of specialty chemical opportunities. He also previously served as Chief Operating Officer of our company from January 12, 2007 to March 15, 2007. Mr. Binninger has 30 years of experience in the chemicals and fuels industry. Mr. Binninger has hands-on experience leading both large and small technologically sophisticated global process and service businesses with Atlantic Richfield (ARCO), Rio Tinto Borax, Exxon and Hercules. From 1995 to 2003, Mr. Binninger served as Senior Vice President of Rio Tinto Borax. Mr. Binninger has a B.E. degree in Chemical Engineering from Manhattan College and an M.B.A. from Harvard University.
Philip Lichtenberger, Senior Vice President of Operations and Chief Operating Officer. Philip Lichtenberger, age 51, has served as Executive Vice President and Chief Operating Officer of Kreido Labs since 1997 and joined Kreido Biofuels, Inc. as Senior Vice President of Operations and interim Chief Financial Officer on January 12, 2007. He was appointed Chief Operating Officer of Kreido Biofuels on July 27, 2007. Mr. Lichtenberger has 25 years of experience in technology and engineering in senior roles in Fortune 500 companies. Mr. Lichtenberger’s operations background includes III-V semiconductors, optoelectronics, microelectronics and networking equipment. His technical background includes energy systems design and RF Electronics. Mr. Lichtenberger has B.A. degrees in Physics and Philosophy from Beloit College in Beloit, Wisconsin and is a member of Phi Beta Kappa.
Alan McGrevy, Vice President of Engineering. Alan McGrevy, age 60, has served as Vice President of Engineering for Kreido Labs since 2000 and joined Kreido Biofuels, Inc. in the same capacity on January 12, 2007. Mr. McGrevy is a research and development manager with 35 years of experience in commercial engineering in larger and small companies. Mr. McGrevy is a major contributor to our intellectual property and is co-inventor of the STT® Reactor. Mr. McGrevy is named in 11 additional patents outside of his work for us. He has experience in conducting research and development and in commercializing new technologies.
John M. Philpott, Vice President and Chief Financial Officer. John M. Philpott, age 47, joined Kreido Biofuels on March 19, 2007 as Vice President and Chief Accounting Officer. He was appointed Chief Financial Officer of Kreido Biofuels on July 27, 2007. From September 2006 until joining Kreido, Mr. Philpott served as a Partner with Aegis Advisors, LLC, a private management company. For more than 10 years before joining Aegis Advisors, LLC, Mr. Philpott held the position of CFO, Treasurer and Assistant Secretary with Miravant Medical Technologies, Inc., a publicly held pharmaceutical research and development company engaged in drug and laser light development. Mr. Philpott has B.S. degrees in Business Administration — Accounting and Business Administration — Management Information Systems from California State University Northridge.
Larry Sullivan, Chief Technology Officer. Larry Sullivan, age 58, joined Kreido on April 28, 2007 as Chief Technology Officer. From August 2005 until joining the Company, Mr. Sullivan served as Business Development Manager Biodiesel for Delta-T Corporation, a designer of higher-tech ethanol plants and refining systems for higher-profit production. From 1998 to August 2005, Mr. Sullivan served as a Consultant for Lawrence D. Sullivan & Co., Inc., a consulting firm. From August 2002 to July 2004, Mr. Sullivan served as Manager Biodiesel Development for Crown Ironworks, a supplier of oilseed extraction technology, refining plants and equipment. Mr. Sullivan earned his B.A. from the University of Texas at Austin and M.A. from Arizona State University. He completed graduate school in Geosciences at Texas A & M University; earned his M.B.A. at England’s Warwick University and Refinery Engineering at St. Catherine’s College of Oxford University.

Betsy Wood Knapp, Chairperson of the Board since 2003, Director. Betsy Wood Knapp, age 65, has served as Chair of the Board of Kreido Laboratories and Kreido Biofuels since January 12, 2007. An early investor in the Kreido technology, she joined the current company, Kreido Biofuels, on January 12, 2007 as Chair of the Board. Ms. Knapp serves as a member of the Compensation Committee and Audit Committee of the Board of Directors of the Company. Ms. Knapp is an entrepreneur who has owned/operated and invests in early stage growth companies for 39 years. In 1995, Ms. Knapp founded Los Angeles-based BigPicture Investors, LLC to finance startups with patented enabling technologies. Ms. Knapp also serves as CEO of BigPicture Investors LLC. She has also been a founder or CEO of several software and new media companies where she has held positions of CEO, President and Director. At the UCLA Anderson Graduate School of Management, she is a founder of the Entrepreneur’s Hall, serves on the Board of Visitors, is a repeat guest lecturer in the MBA program and established the Knapp Competition for excellence in business planning and venture initiation. Ms. Knapp is also the Chair-Elect of the UCLA Foundation where she will assume the Chair position in July, 2008. Ms. Knapp is a founding member of the Committee of 200, a highly selective international organization of women entrepreneurs and corporate executives. She is also a member of WomenCorporateDirectors, a by-invitation organization of women directors of Fortune 500; NASDAQ; and private companies. She received a B.A. in economics from Wellesley College where she also serves as a Trustee (1996 — present).
David Mandel, Director. David Mandel, age 41, became a director of Kreido Biofuels on October 31, 2007. Mr. Mandel is an established private venture capital investor, based in Los Angeles, California. Mr. Mandel has pursued venture capital activities on behalf of his family since 1994. Mr. Mandel and his family were seed investors in Broadcom Corp., Innovent Systems (acquired by Broadcom) and Access360 (acquired by IBM), among others. Prior to becoming active in venture capital, he served on the research staff at the University of Toronto, Department of Biophysics, where he focused on molecular simulations. Mr. Mandel served as Advisor to the Board prior to his appointment as a director of the company. Mr. Mandel received a B.A. in Mathematics from the University of Pennsylvania.
David Nazarian, Director. David Nazarian, age 46, became director of Kreido on October 31, 2007. Mr. Nazarian, is the founding member and principal of Smart Technology Ventures, the general partner of a series of capital funds including Smart Technology Ventures III, L.P., which he organized in 2000. He has nearly 20 years of operation investment experience in the telecommunications and aerospace industries. Prior to founding Smart Technology Ventures, Mr. Nazarian was a major investor in Omninet, a company that provided two-way messaging services via satellite for mobile users, when it merged with Qualcomm in 1988. Mr. Nazarian serves on the boards of directors for Lucix Corporation and Allard Industries. Mr. Nazarian received a M.B.A. from the University of Southern California.
Richard Redoglia, Director. Richard Redoglia, age 50, became a director of Kreido on July 27, 2007. Mr. Redoglila serves as a member of the Compensation Committee and Audit Committee of the Board of Directors of the Company. Mr. Redoglia currently serves as Executive Director of Global Energy Horizons, a strategic investment firm focused on businesses within the energy industry. Prior to joining Global Energy Horizons in 2003, Mr. Redoglia served as Director Global Futures Group for ABN AMRO Inc. from 2000 to 2002. During a 15-year tenure with Merrill Lynch, Mr. Redoglia served in various positions of increasing responsibility, including Director of the Energy Commodity Group. Mr. Redoglia received a B.A. in Economics from the University of California, Santa Barbara with added emphasis on the foreign policy of the U.S. and the histories of the Middle East and Russia.
Murli Tolaney, Director. Murli Tolaney, age 66, became a director of Kreido on July 27, 2007 and was elected Chair of the Compensation Committee of the Board of Directors on October 31, 2007. Mr. Tolaney also serves on the Audit Committee of the Board of Directors of the company. Mr. Tolaney served through 2007 as Chairman of Montgomery Watson Harza, a privately-owned global environmental engineer, management, technology and construction company. Mr. Tolaney joined Montgomery Watson Harza in 1973 as a Senior Engineer and in 1992, became its Chief Executive Officer, a position he held until 2001 when he assumed the post of Chairman of this 130 office worldwide, 6,000 employee firm. He continues to be active in the leadership of Montgomery Watson Harza. Mr. Tolaney received a B.S. in Civil Engineering and M.S. in Environmental Engineering from the University of Kansas and an A.M.P. from Harvard Business School.
Code of Ethics and Business Conduct
We have adopted a code of ethics that applies to all officers and employees of our company including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to a covered person, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies by posting such information on our Internet website at www.kreido.com.
Board Committees
The board has established an audit committee and a compensation committee. Other committees may be established by the board from time to time. Following is a description of each of the committees and their composition.
Audit Committee
Our audit committee consists of three directors: Ms. Knapp (Chair), Mr. Redolgia and Mr. Tolaney. The Board has determined that all members of the audit committee are (i) “independent” under NASDAQ independence standards, (ii) meet the criteria for independence as set forth in the Securities Exchange Act of 1934, or Exchange Act, (iii) has not participated in the preparation of our financial statements at any time during the past three years and (iv) is able to read and understand fundamental financial statements. None of the audit committee members qualifies as an “audit committee expert” as defined by the SEC.

Our audit committee operates pursuant to a written charter adopted by our board, a copy of which is available on the investor relations section corporate governance subsection of our website www.kreido.com. Among other things, the charter calls upon the audit committee to:
•	oversee our auditing, accounting and control functions, including having primary responsibility for our financial reporting process;

•	monitor the integrity of our financial statements to ensure the balance, transparency and integrity of published financial information;

•	monitor our outside auditors independence, qualifications and performance;

•	monitor our compliance with legal and regulatory requirements; and

•	monitor the effectiveness of our internal controls and risk management system.
It is not the duty of the audit committee to determine that our financial statements are complete and accurate and are in accordance with generally accepted accounting principles. Our management is responsible for preparing our financial statements, and our independent registered public accounting firm is responsible for auditing those financial statements. Our audit committee does, however, consult with management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into various aspects of our financial affairs. In addition, the audit committee is responsible for retaining, evaluating and, if appropriate, recommending the termination of our independent registered public accounting firm and approving professional services provided by them.
The audit committee met four times during 2007.
Compensation Committee
Our compensation committee consists of three members: Mr. Tolaney (Chair), Ms. Knapp and Mr. Redolgia. The board has determined that all of the compensation committee members qualify as:
•	independent” under NASDAQ independence standards;

•	“non-employee directors” under Exchange Act Rule 16b-3; and

•	“outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code.
Our compensation committee operates pursuant to a written charter adopted by our board, a copy of which is available on the corporate governance section of our website at www.kreido.com. Among other things, the charter calls upon the compensation committee to:
•	determine our compensation policy and all forms of compensation for our officers and directors;

•	review bonus and stock and incentive compensation arrangements for our other employees; and

•	administer our stock option and equity incentive plans.
The compensation committee met three times during 2007.

Board Qualification and Selection Process
Our board does not have a nominating committee as the board has traditionally considered nominees for election as directors. Our board reviews, evaluates and proposes prospective candidates for our board. The board recommends director nominees for selection to our board and the board selects the nominees for election as directors. Each member of our board should possess a high level of personal and professional ethics and integrity and is devoted to representing our best interests and the best interests of our stockholders. The goal of the board is to maintain a strong and experienced board by assessing each director’s background, skills, expertise, accessibility and availability to serve effectively on the board.
Public Availability of Corporate Governance Documents
Our key corporate governance documents, including our Code of Ethics and Business Conduct and the charters of our audit committee and compensation committee are:
•	available on our corporate website at www.kreido.com;

•	available in print to any stockholder who requests them from our corporate secretary; and

•	certain of them are filed as exhibits to our securities filings with the SEC.
Item 10. EXECUTIVE COMPENSATION
The following table provides certain summary information concerning the compensation earned by our Chief Executive Officer and each of our two other most highly compensated executive officers whose aggregate salary and bonus for the fiscal year ended December 31, 2007 was in excess of $100,000 (the “Named Executive Officers”).

Name and Principal				Stock	Option	All Other
Position	Year	Salary ($)	Bonus ($)	Awards ($)[1]	Awards ($)[2]	Compensation ($)	Total ($)

G.A. Ben Binninger[3]	2007	76,440	50,000	1,667	56,020	37,000	221,127
Chief Executive Officer & Director	2006	—	—	—	—	72,000	72,000

Philip Lichtenberger[4]	2007	252,487	97,500	3,019	277,775	—	630,781
Chief Operating Officer	2006	180,604	—	—	—	—	180,604

Alan McGrevy[5]	2007	182,500	97,500	3,030	306,277	—	589,307
Vice President of Engineering	2006	158,553	—	—	—	—	158,553

Joel A. Balbien[7]	2007	189,615	212,750	—	—	1,000	403,365
Chief Executive Officer and Director	2006	33,333	—	—	—	—	33,333

(1)	We record the value of the restricted stock awards and stock awards based on the fair market value of the stock as of the date of grant.

(2)
We have recorded $33,000 of compensation expense in 2005 relating to stock awards and stock options, respectively, issued to officers. The per share weighted average fair value of stock options expensed for the year ended December 31, 2005 was $0.03 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2005: risk-free interest rate of 4.13%, expected life of 10 years and expected volatility of 0.01%. We have recorded $41,000 as compensation expense in 2006. The fair value of the options issued during the year ended December 31, 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 4.45% and 5.18%, expected life of five (5) years and expected volatility of 0.01%. We have recorded $768,000 as compensation expense in 2007. The fair value of the options issued during the year ended December 31, 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 3.125% and 4.81%, expected life of six (6) years and expected volatility of 92%.

The expected stock price volatility assumption was based on the average volatility of similar public companies for the period prior to our reverse merger. The expected term assumption used in the option pricing model was based on the “safe harbor” approach under SEC Staff Accounting Bulletin (SAB) No. 107, (SAB 107), where the “expected term = ((vesting term + original contractual term) / 2).” The risk free interest rate assumption was based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected term. A projected dividend yield of 0% was used as the company has never issued dividends.

(3)
Mr. Binninger became our Chief Executive Officer on July 27, 2007 and prior to that he was Chief Operating Officer of our company from January 12, 2007 to March 15, 2007. Mr. Binninger served as a consultant to Kreido Labs from 2003 to 2006. Other compensation includes amounts paid to Mr. Binninger as a consultant to our company.

(4)	Mr. Lichtenberger became an executive officer of our company on January 12, 2007. Mr. Lichtenberger has served as Executive Vice President and Chief Operating Officer of Kreido Labs since 1997.

(5)	Mr. McGrevy became our Vice President of Engineering on January 12, 2007 and prior to that he was Vice President of Engineering of Kreido Labs since April 2005.

(6)	Mr. Balbien joined Kreido Labs as Chief Executive Officer in November 2006 and served as our Chief Executive Officer until July 27, 2007.
Outstanding Equity Awards at Fiscal-Year End
The following table provides certain information with respect to our Named Executive Officers concerning the exercise of options during 2007 and unexercised options held by them at the end of the year.

	Option Awards					Stock Awards
										Equity
									Equity	Incentive
			Equity						Incentive	Plan
			Incentive						Plan	Awards:
			Plan						Awards:	Market or
			Awards:					Market	Number of	Payout Value
	Number of	Number of	Number of			Number of		Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or		Shares or	Shares, Units or	Shares, Units
	Underlying	Underlying	Underlying			Units of		Units of	Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That		Stock That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not		Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)		Vested ($)	Vested (#)	Vested ($)

G.A. Ben Binninger	33,848	—	—	0.09	7/1/09	—		—	—	—
	100,000	25,000	—	0.44	7/26/17
	100,000	1,150,000	—	0.30	12/1/17

Philip Lichtenberger	240,694	30,087	—	0.09	4/17/10	10,752	[1]	5,376	—	—
	308,125	271,875	—	1.18	4/4/17

Alan McGrevy	240,694	30,087	—	0.09	4/17/10	10,792	[1]	5,396	—	—
	308,125	271,875	—	1.20	4/10/17

Joel A. Balbien

(1)
The Forfeiture Condition (as defined in the Stock Grant Agreements) lapsed on the date of grant with respect to 56% of the shares for Mr. Lichtenberger and 20% of the shares for Mr. McGrevy and will lapse with respect to an additional 2.2% of the remaining shares each month thereafter for each.

Employment Agreements and Termination of Employment and Change in Control Arrangements
G.A. Ben Binninger
On December 10, 2007, we entered into an Employment Agreement with G. A. Ben Binninger, our Chief Executive Officer. The term of the agreement is 18 months and the agreement provides that Mr. Binninger’s base salary will be $225,000 per year. Mr. Binninger will be eligible to earn performance-based bonuses of $48,000, $84,000 or $120,000, depending on the achievement of target performance goals for 2008 and 2009, as determined by the Compensation Committee of the Board of Directors. Mr. Binninger, assuming that he is an employee of our company as of December 31, 2008, will be paid a minimum bonus of $40,000. The agreement also provided for an engagement bonus of $25,000, upon the execution of the agreement.
Mr. Binninger was granted an option to purchase 1,250,000 shares of our common stock under the 2006 Plan at an exercise price of $0.30 per share, the closing sales price of our common stock on December 10, 2007. Options to purchase 100,000 shares of common stock vested upon execution of the agreement. The remainder of the options vest in eleven equal installments of 100,000 each month beginning January 2008 and ending with November 2008; with the final 50,000 options vesting on December 10, 2008. Should Mr. Binninger’s employment be terminated by us for Cause, by Mr. Binninger without Good Reason or on account of Mr. Binninger’s death or Disability (each capitalized term as defined in the agreement), all unvested options shall expire immediately effective the date of termination or death. If Mr. Binninger’s employment is terminated following a Change of Control (as defined in the agreement), by us without Cause or by Mr. Binninger for Good Reason, all unvested options shall immediately vest and become exercisable effective the date of termination of employment. Mr. Binninger has also entered into a Lock-Up Agreement which contains limits as to when Mr. Binninger may sell the shares underlying the options.
Mr. Binninger was also granted 100,000 shares of restricted common stock under the 2006 Plan, which is subject to repurchase by the Company at the price of $0.01 per share should Mr. Binninger not be employed by us through the term of the Agreement other than due to: (1) his death or Disability; (2) the termination of his employment by us without Cause; or (3) the termination of his employment by Mr. Binninger for Good Reason.
Phillip Lichtenberger
On April 4, 2007, we entered into an Employment Agreement with Philip Lichtenberger, our Chief Operating Officer. The initial term of the agreement is two years and the agreement provides that Mr. Lichtenberger’s base salary will be $190,000 per year. Mr. Lichtenberger will be eligible to earn performance based bonuses ranging from 20% to 50% of his base salary as determined by the Compensation Committee of the Board of Directors. The agreement also provided for a bonus of $50,000 for his service to our subsidiary, Kreido Laboratories, in 2006.
Mr. Lichtenberger was granted an option to purchase 580,000 shares of our common stock under the 2006 Plan at an exercise price of $1.18 per share on April 3, 2007. Options to purchase 145,000 shares of common stock vested upon execution of the agreement and the remainder of the options vest in eight equal installments of 54,375 each per calendar quarter beginning with the calendar quarter ending on June 30, 2007. If we terminate Mr. Lichtenberger’s employment in connection with a Change of Control or without Cause, or if Mr. Lichtenberger terminates his employment for Good Reason (each capitalized term as defined in the agreement), one half of all unvested options will immediately vest and the option term will continue for five years from the date of termination of employment. If we terminate Mr. Lichtenberger’s employment for Cause, all unvested options shall immediately expire and vested but unexercised options will expire 30 days after the date of termination. If Mr. Lichtenberger terminates his employment without Good Reason, all unvested options shall immediately expire and the term of vested but unexercised options will expire five years after the date of termination. If Mr. Lichtenberger’s employment is terminated on account of death or Disability (as defined in the agreement), all unvested options shall immediately expire and the term of vested but unexercised options will expire one year after the date of termination. Mr. Lichtenberger has also entered into a Lock Up Agreement which contains limits as to when Mr. Lichtenberger may sell the shares underlying the options.
Should Mr. Lichtenberger’s employment be terminated by us for Cause or by Mr. Lichtenberger without Good Reason, he shall receive a lump sum cash payment equal to the sum of any accrued but unpaid base salary as of the date of termination and earned benefits under any of the our benefit plans. If Mr. Lichtenberger’s employment is terminated by us without Cause or by Mr. Lichtenberger for Good Reason, he shall receive a lump sum cash payment equal to the sum of his accrued base salary, earned bonus and severance pay for twelve months of base salary.

Alan McGrevy
On April 10, 2007, we entered into an Employment Agreement with Alan McGrevy, our Vice President of Engineering. The initial term of the agreement is two years and the agreement provides that Mr. McGrevy’s base salary will be $190,000 per year. Mr. McGrevy will be eligible to earn performance based bonuses ranging from 20% to 50% of his base salary as determined by the Compensation Committee of the Board of Directors. The agreement also provided for a bonus of $50,000 for his service to our subsidiary, Kreido Laboratories, in 2006. The agreement also provides for a retention bonus of $150,000 to be payable in cash or our securities, at our discretion, if Mr. McGrevy (a) completes two full years of employment from the date of the agreement, (b) participates meaningfully and cooperates materially in training his successor to head our Engineering department and leads our future engineering and research efforts and (c) oversees the successful achievement of certain commercially reasonable performance specifications set forth by us for the 10G SST System as commercially deployed during its first year of service.
Mr. McGrevy was granted an option to purchase 580,000 shares of our common stock under the 2006 Plan at an exercise price of $1.20 per share on April 9, 2007. Options to purchase 145,000 shares of common stock vested upon execution of the agreement and the remainder of the options vest in eight equal installments of 54,375 each per calendar quarter beginning with the calendar quarter ending on June 30, 2007. If we terminate Mr. McGrevy’s employment in connection with a Change of Control or without Cause, or if Mr. McGrevy terminates his employment for Good Reason (each capitalized term as defined in the agreement), one half of all unvested options will immediately vest and the option term will continue for five years from the date of termination of employment. If we terminate Mr. McGrevy’s employment for Cause, all unvested options shall immediately expire and vested but unexercised options will expire 30 days after the date of termination. If Mr. McGrevy terminates his employment without Good Reason, all unvested options shall immediately expire and the term of vested but unexercised options will expire five years after the date of termination. If Mr. McGrevy’s employment is terminated on account of death or Disability (as defined in the agreement), all unvested options shall immediately expire and the term of vested but unexercised options will expire one year after the date of termination. Mr. McGrevy has also entered into a Lock Up Agreement which contains limits as to when Mr. McGrevy may sell the shares underlying the options.
Should Mr. McGrevy’s employment be terminated by us for Cause or by Mr. McGrevy without Good Reason, prior to the completion of a combined 10 years of employment by us or Kreido Laboratories, he will receive a lump sum cash payment equal to the sum of any accrued but unpaid base salary as of the date of termination and earned benefits under any of the our benefit plans. If Mr. McGrevy’s employment is terminated by us without Cause or by Mr. McGrevy for Good Reason, he shall receive a lump sum cash payment equal to the sum of his accrued base salary, earned bonus and severance pay for nine months of base salary. Should the termination occur after the completion of a combined 10 years of employment by us or Kreido Laboratories, the severance pay will be for twelve months of base salary instead of nine months.
Joel A. Balbien
On July 27, 2007, as a result of the resignation of Dr. Balbien as our Chief Executive Officer, the Employment Agreement between us and Dr. Balbien was terminated pursuant to a Separation Agreement and General Release. Pursuant to the Separation Agreement and General Release and taking into account the salary, accrued vacation, bonus and benefits provisions of the Employment Agreement being terminated, in resolution of all matters between us and Dr. Balbien, we made severance payments to Dr. Balbien of approximately $200,000.
Insurance and Indemnity
We have purchased and currently maintain directors and officers liability insurance in the amount of $15,000,000 covering our officers and directors. The policy has a term of 12 months beginning January 12, 2008. We have entered into Indemnity Agreements with each of our officers and directors that assures those individuals with indemnification and defense cost reimbursement protection to the fullest extent permitted by Nevada law. We believe that providing full indemnity protection is necessary to attract and retain qualified executives and board members.

Director Compensation

	Fees				Non-Qualified
	Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Betsy Wood Knapp	37,000	—	—	—	—	—	37,000
David Mandel	7,000	1,100	—	—	—	—	8,100
David Nazarian	7,000	1,100	—	—	—	—	8,100
Richard Redoglia	13,250	1,500	—	—	—	—	14,750
Murli Tolaney	14,500	1,500	—	—	—	—	16,000
Pursuant to our Outside Director Compensation Program adopted in 2007, our outside directors receive an (i) annual cash retainer of $20,000, payable quarterly, for service on the board, (ii) $1,000 for each board meeting and $500 for each committee meeting attended in person, and (iii) $500 for each board meeting and $250 committee meeting attended telephonically. Fees paid to directors for attending meetings may not exceed $1,000 if multiple meetings are attended in person on a given day. We reimburse all of our directors for the expenses they incur in connection with attending board and committee meetings. In addition, each outside director is (x) granted 2,500 shares of our common stock upon his or her first election or appointment and (y) receives annual option grants to purchase 25,000 shares of our common stock on October 15 of each calendar year beginning October 15, 2007. The number of shares of common stock included in an annual option grant will be reduced by the number of shares of common stock included in option grants to the applicable outside director, in any capacity, within the 12 months preceding the October 15th grant date. Options granted to outside directors under the Outside Director Compensation Program will vest in two equal installments of six months each, provided that the outside director is serving as a director of our company on the vesting date. Options will be granted at the closing bid price on our common stock on the date of grant and will have terms of 10 years from the date of grant. Outside director options will be granted from the shares reserved for issuance under our 2006 Equity Incentive Plan. The Chairperson of the Board of Directors receives a cash retainer of $60,000 payable quarterly.
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information
As of the end of fiscal year 2007, we had the following securities authorized for issuance under the 2006 Equity Incentive Plan (the “2006 Plan”) and the adopted Kreido Labs’ 1997 Stock Compensation Program (the “1997 Program”):

			Number of securities
	Number of securities		remaining available for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,344,190	$0.75	505,810
Equity compensation plans not approved by security holders(2)	1,164,983	$0.36	—	(3)
Total	4,509,173	$0.65	505,810

(1)	Includes options and stock awards granted under the 2006 Plan, including options awarded to outside directors under the Outside Director Compensation Program.

(2)
1,164,983 shares of common stock are issuable upon exercise of outstanding options associated with the 1997 Program, which we adopted in 2007. These options are exercisable for shares of our common stock.

(3)
As of the January 12, 2007, the 1997 Program was frozen and no additional securities are available for future issuance under the 1997 Program. After adoption of the 1997 program, all awards granted under the 1997 Program are exercisable for shares of our common stock, on an as converted basis at the same ratio at which Kreido Labs’ common stock converted into our common stock pursuant to the Merger.

Our board of directors and stockholders approved and adopted the 2006 Plan. A total of 3,850,000 shares of our common stock are currently reserved for issuance under the 2006 Plan. If an incentive award granted under the 2006 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2006 Plan.
As of December 31, 2007, 505,180 shares of our common stock were available for issuance under the 2006 Plan, and no options to purchase these shares were outstanding. Since the inception of the 2006 Plan, no shares of common stock have been issued upon the exercise of options granted under the plan. Through April 21, 2008, options to purchase a total of 3,344,190 shares of common stock were granted under the 2006 Plan.
On February 1, 2008, the compensation committee of the board of directors agreed to reprice the unvested options held by the company’s employees (other than the Chief Executive Officer) under the 2006 Plan to the closing market price on that date which was $0.33 per share. The company will reflect the effect of the repricing under SFAS 123(R) in the interim financial statements for the first quarter 2008 and, since the repricing only affects unvested shares, it will not affect amounts previously recorded.
Security Ownership of Certain Beneficial Owners and Management
As of April 21, 2008, there were 52,645,992 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group and (iv) persons who own more than 5% of our common stock. There is no other person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of April 21, 2008 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

	Shares Beneficially Owned
		Percentage of
	Number of Shares	Common Stock
Name and Address of Beneficial Owner[2]	Beneficially Owned	Outstanding[1]
David Nazarian[3]	17,453,587	33.1%
Wellington Management Company, LLP[4]	7,424,400	14.1%
Betsy Wood Knapp[5]	4,823,809	9.2%
David R. Fuchs[6]	4,234,646	8.0%
David Mandel[7]	3,750,549	7.1%
G.A. Ben Binninger[8]	1,073,183	2.0%
Philip Lichtenberger[9]	930,919	1.7%
Alan McGrevy[10]	796,082	1.5%
John M. Philpott[11]	100,000	*
Larry Sullivan[12]	87,500	*
Richard Redoglia[13]	15,000	*
Murli Tolaney[13]	15,000	*
Joel A. Balbien[14]	0	*
Executive Officers and Directors as a Group	29,045,629	55.1%

*	Less than 1%.

(1)	Based on 52,645,992 shares of Kreido Biofuels, Inc. stock issued and outstanding as of April 21, 2008.

(2)	Each of our directors and executive officers may be reached at 1070 Flynn Road, Camarillo, California 93012, telephone (805) 389-3499.

(3)
Includes shares to be held of record by (a) Smart Technology Ventures Advisors, LLC and its affiliates, Smart Technology Ventures III SBIC, L.P., Smart Technology Ventures III, L.P. and Smart Technology Ventures, II, LLC (the “STV Entities”), (b) the Y & S Nazarian Revocable Trust (the “Y&S Trust”), and (c) Younes Nazarian 2006 Annuity Trust (the “YN Trust,” collectively with the STV Entities and the Y&S Trust, the “STV Affiliates”). Includes 12,500 shares of common stock underlying options awarded under the 2006 Plan which are exercisable within 60 days of April 21, 2008 and 2,500 shares of restricted stock granted to David Nazarian as an outside director of our company. Also includes (i) 9,428,831 shares of common stock (which number includes 740,741 shares of common stock underlying warrants) beneficially owned by Smart Technology Ventures III SBIC, L.P., (ii) 2,087,854 shares of common stock beneficially owned by Smart Technology Ventures II, LLC (iii) 212,667 shares of common stock beneficially owned by Smart Technology Ventures II, LLC, (iv) 5,262,942 shares of common stock (which number includes 1,574,075 shares of common stock underlying warrants) beneficially owned by the Y&S Trust, (v) 427,204 shares of common stock (which number includes 213,604 shares of common stock underlying warrants) beneficially owned by the YN Trust, and (vi) 19,089 shares of common stock beneficially owned by the David and Angela Nazarian Family Trust. The address for the STV Affiliates is 1801 Century Park West, 5th Floor, Los Angeles, CA 90067. David Nazarian disclaims beneficial ownership of the shares held of record by the STV Affiliates.

(4)
Wellington Management, in its capacity as investment adviser, may be deemed to beneficially own 7,424,400 shares of our common stock which are held of record by clients of Wellington Management. Wellington’s address is 75 State Street, Boston, MA 02109.

(5)
Includes (a) 4,811,309 shares of common stock (which number includes 218,978 shares of common stock underlying warrants) beneficially owned by Betsy Wood Knapp and held of record by the Knapp Trust u/t/d 7/1/2004, of which Cleon T. Knapp and Betsy Wood Knapp are the trustees and (b) 12,500 shares of common stock underlying options awarded under the 2006 Plan which are exercisable within 60 days of April 21, 2008.

(6)
Includes (a) 3,223,167 shares of common stock (which number includes 95,645 shares of common stock underlying warrants) beneficially owned by Mr. Fuchs and (b) 1,011,479 shares of common stock (which number includes 123,333 shares of common stock underlying warrants) beneficially owned by the David R. Fuchs Charitable Remainder Trust. Mr. Fuch’s address is 1070 Flynn Road, Camarillo, California 93012.

(7)
Includes (a) 3,735,549 shares of common stock (which number includes 220,092 shares of common stock underlying warrants) beneficially owned by Mr. Mandel, (b) 12,500 shares of common stock underlying options awarded under the 2006 Plan which are exercisable within 60 days of April 21, 2008 and 2,500 shares of restricted stock granted to Mr. Mandel as an outside director of our company.

(8)
Includes (a) 33,848 shares of common stock underlying options awarded under the 1997 Program, (b) 226,835 shares of common stock underlying warrants, and (c) 712,500 shares of common stock underlying options awarded under the 2006 Plan, all of which are exercisable within 60 days of April 21, 2008 and 100,000 shares of restricted common stock awarded under the 2006 Plan.

(9)
Includes (a) 270,781 shares of common stock underlying options awarded under the 1997 Program, (b) 1,636 shares of common stock underlying warrants and (c) 362,500 shares of common stock underlying options awarded under the 2006 Plan, all of which are exercisable within 60 days of April 21, 2008 and 296,002 shares of restricted stock.

(10)
Includes, (a) 270,781 shares of common stock underlying options awarded under the 1997 Program, and (b) 362,500 shares of common stock underlying options awarded under the 2006 Plan, all of which are exercisable within 60 days of April 21, 2008 and 162,801 shares of restricted stock.

(11)	Includes 75,000 shares of common stock underlying options awarded under the 2006 Plan which are exercisable within 60 days of April 21, 2008.

(12)	Includes 87,500 shares of common stock underlying options awarded under the 2006 Plan which are exercisable within 60 days of April 21, 2008.

(13)
Each includes 12,500 shares of common stock underlying options awarded under the 2006 Plan which are exercisable within 60 days of April 21, 2008 and 2,500 shares of restricted stock granted to Messrs. Redoglia and Tolaney as outside directors of our company.

Changes in Control
We are unaware of any contract or other arrangement of the operation of which may at a subsequent date result in a change of control of our company.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Transactions with Directors of Kreido Biofuels, Inc.
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
Transactions with Officers, Directors and Principal Stockholders of Kreido Labs
During 2004, 2005 and through October 31, 2006, Kreido Labs entered into a series of financing transactions with the following officers, directors and principal stockholders (the “Related Parties”):
•
STV III SBIC, a limited partnership that, together with its affiliates, Smart Technology Ventures, II, LLC, and Smart Technology Ventures, III, beneficially owns more than 5% of our issued and outstanding voting securities. David Nazarian, who is a member of our board of directors is a managing member of STV III SBIC;

•	Betsy Wood Knapp, the Chairperson of our board of directors and a beneficial owner of more than 5% of our issued and outstanding voting securities;

•	David Mandel, a member of our board of directors and a beneficial owner of more than 5% of our issued and outstanding voting securities; and

•	David R. Fuchs, a beneficial owner of more than 5% of our issued and outstanding voting securities.
The Related Parties owned 7,184,891 shares of Kreido Labs common stock which converted into 8,106,375 shares of our common stock in the Merger, at the same exchange rate at which all other common shares of Kreido Labs were converted into shares of our common stock. The numbers of shares issued to each of the Related Parties on January 12, 2007 following the Merger were as follows:

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
The Y & S Nazarian Revocable Trust is partner of STV III SBIC and its related entities.
In December 2006, Kreido Labs issued additional promissory notes in the aggregate principal amount of $120,000 to certain Related Parties as part of a bridge financing in advance of the private placement offering of securities that we closed on January 12, 2007. These Related Parties agreed to have their promissory notes repaid with the proceeds of the private placement offering that closed on January 12, 2007. The notes were repaid by us upon the closing of the Merger and the private offering of our securities.
G.A. Ben Binninger previously served as a consultant to Kreido Labs and was paid $37,000 in 2007 and $72,000 in 2006.
Denica Gordon, the wife of David Mandel, provides public relations services to our company through her company, DGPR Consulting. In 2007, DGPR Consulting was paid $159,000 by our company for its services and reimbursement of expenses.
Director Independence
The board has determined that each of Betsy Wood Knapp, David Nazarian, Richard Redoglia and Murli Tolaney has no material relationship with us and is independent within NASDAQ director independence standards. G.A. Ben Binninger and David Mandel do not meet the aforementioned independence standard because Mr. Binninger is our Chief Executive Officer and Mr. Mandel’s wife, Denica Gordon, is a principal of DPG Consulting which provides public relations services to our company.

Item 13. EXHIBITS
The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit No.	Description	Reference

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., a Nevada corporation, Kreido Acquisition Corp., a California corporation and Kreido Laboratories, a California corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

3.1	Amended and Restated Articles of Incorporation of Kreido Biofuels, Inc. (f/k/a Gemwood Productions, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-130606).

3.3	Amended and Restated Bylaws of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

4.1	Form of Investor Warrant of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

4.2	Form of Lock-Up Agreement by and between Tompkins Capital Group and each of the officers and directors of Kreido Biofuels, Inc., and certain stockholders of Kreido Laboratories.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.1	Escrow Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc., Joel A. Balbien and Gottbetter & Partners, LLP.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.2	Form of Subscription Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.3	Form of Registration Rights Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.4	Split-Off Agreement, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., Victor Manuel Savceda, Kreido Laboratories and Gemwood Leaseco, Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.5	Form of Indemnity Agreement by and between Kreido Biofuels, Inc. and Outside Directors of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.6	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.7	Form of Incentive Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.8	Form of Non-Qualified Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.9	Binding Term Sheet by and between Kreido Laboratories and Tompkins Capital Group dated as of September 1, 2006.	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.10	Amendment to Binding Term Sheet by and between Kreido Laboratories and Tompkins Capital Group dated as of October 25, 2006.	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.11	Form of Indemnity Agreement for officers and directors.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.12	Employment Agreement, dated April 4, 2007, by and between Kreido Biofuels, Inc. and Philip Lichtenberger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2007 (File No. 333-130606).

10.13	Employment Agreement, dated April 10, 2007, by and between Kreido Biofuels, Inc. and Alan McGrevy.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2007 (File No. 333-130606).

10.14	Employment Agreement, dated April 28, 2007, by and between Kreido Biofuels, Inc. and Larry Sullivan.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007 (File No. 333-130606).

10.15	Purchase Order Agreement, dated May 22, 2007, by and between Kreido Biofuels, Inc. and Certified Technical Services, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007 (File No. 333-130606).

10.16	Amendment No. 1 to Registration Rights Agreement, dated June 12, 2007, by and between Kreido Biofuels, Inc. and certain investors in the Offering.	Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 22, 2007 (File No. 333-140718).

10.17	Separation Agreement and General Release dated July 27, 2007 by and between Kreido Biofuels, Inc. and Joel Balbien.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.18	Kreido Biofuels, Inc. Outside Director Compensation Program adopted July 27, 2007.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.19	Commercial Lease Agreement by and between Kreido Biofuels, Inc. and Acaso Partners, LLC effective August 1, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007 (File No. 333-130606).

10.20	Employment Agreement executed December 10, 2007 but effective December 1, 2007, by and between Kreido Biofuels, Inc. and G.A. Ben Binninger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2007 (File No. 333-130606).

10.21	Employment Agreement, dated April 30, 2008, by and between Kreido Biofuels, Inc. and John M. Philpott.*

14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

21.1	Subsidiaries of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-130606).

23.1	Consent of Vasquez & Company LLP.	Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-130606).

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.*

*	Filed herewith

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Related Fees
The following table presents fees for professional audit services rendered by Vasquez & Company LLP for the audit of our company’s annual financial statements for the years ended December 31, 2007 and December 31, 2006 and fees billed for other services rendered by Vasquez & Company LLP during 2007 and 2006.

	2007	2006
Audit fees	$60,000	$70,000
Audit-related fees*	$88,000	$33,000
Tax fees	$—	$—
Other fees	$—	$—
Total:	$148,000	$103,000

*	Includes services rendered in filing the SB-2 registration statement and assistance in responding to the SEC comments.
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

Date: April 30, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G.A. Ben Binninger G.A. Ben Binninger	Chief Executive Officer and Director (Principal Chief Executive)	April 30, 2008
/s/ John M. Philpott John M. Philpott	Chief Financial Officer (Principal Accounting Officer)	April 30, 2008
/s/ Betsy Wood Knapp Betsy Wood Knapp	Director	April 30, 2008
/s/ David Mandel David Mandel	Director	April 30, 2008
/s/ David Nazarian David Nazarian	Director	April 30, 2008
/s/ Richard Redoglia Richard Redoglia	Director	April 30, 2008
/s/ Murli Tolaney Murli Tolaney	Director	April 30, 2008

EXHIBIT INDEX

Exhibit No.	Description	Reference

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., a Nevada corporation, Kreido Acquisition Corp., a California corporation and Kreido Laboratories, a California corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

3.1	Amended and Restated Articles of Incorporation of Kreido Biofuels, Inc. (f/k/a Gemwood Productions, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-130606).

3.3	Amended and Restated Bylaws of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

4.1	Form of Investor Warrant of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

4.2	Form of Lock-Up Agreement by and between Tompkins Capital Group and each of the officers and directors of Kreido Biofuels, Inc., and certain stockholders of Kreido Laboratories.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.1	Escrow Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc., Joel A. Balbien and Gottbetter & Partners, LLP.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.2	Form of Subscription Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.3	Form of Registration Rights Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.4	Split-Off Agreement, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., Victor Manuel Savceda, Kreido Laboratories and Gemwood Leaseco, Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.5	Form of Indemnity Agreement by and between Kreido Biofuels, Inc. and Outside Directors of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.6	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.7	Form of Incentive Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.8	Form of Non-Qualified Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.9	Binding Term Sheet by and between Kreido Laboratories and Tompkins Capital Group dated as of September 1, 2006.	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.10	Amendment to Binding Term Sheet by and between Kreido Laboratories and Tompkins Capital Group dated as of October 25, 2006.	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.11	Form of Indemnity Agreement for officers and directors.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.12	Employment Agreement, dated April 4, 2007, by and between Kreido Biofuels, Inc. and Philip Lichtenberger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2007 (File No. 333-130606).

10.13	Employment Agreement, dated April 10, 2007, by and between Kreido Biofuels, Inc. and Alan McGrevy.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.14	Employment Agreement, dated April 28, 2007, by and between Kreido Biofuels, Inc. and Larry Sullivan.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007 (File No. 333-130606).

10.15	Purchase Order Agreement, dated May 22, 2007, by and between Kreido Biofuels, Inc. and Certified Technical Services, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007 (File No. 333-130606).

10.16	Amendment No. 1 to Registration Rights Agreement, dated June 12, 2007, by and between Kreido Biofuels, Inc. and certain investors in the Offering.	Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 22, 2007 (File No. 333-140718).

10.17	Separation Agreement and General Release dated July 27, 2007 by and between Kreido Biofuels, Inc. and Joel Balbien.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.18	Kreido Biofuels, Inc. Outside Director Compensation Program adopted July 27, 2007.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.19	Commercial Lease Agreement by and between Kreido Biofuels, Inc. and Acaso Partners, LLC effective August 1, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007 (File No. 333-130606).

10.20	Employment Agreement executed December 10, 2007 but effective December 1, 2007, by and between Kreido Biofuels, Inc. and G.A. Ben Binninger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2007 (File No. 333-130606).

10.21	Employment Agreement, dated April 30, 2008, by and between Kreido Biofuels, Inc. and John M. Philpott.*

14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

21.1	Subsidiaries of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-130606).

23.1	Consent of Vasquez & Company LLP.	Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-130606).

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.*

*	Filed herewith