Form 10-Q
period 2008-03-31
Kreido Biofuels, Inc.
filed 2008-05-15
CIK 1342219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At May 7, 2008 the issuer had 52,645,992 shares of common stock issued and outstanding.

FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,527,000	$6,470,000
Other current assets	70,000	56,000

Total current assets	3,597,000	6,526,000
Property and equipment — net	15,596,000	14,148,000
Patents, less accumulated amortization of $219,000 and $201,000 at March 31, 2008 and December 31, 2007, respectively, and a valuation reserve of $241,000 and $223,000 at March 31, 2008 and December 31, 2007, respectively	418,000	421,000
Other assets	437,000	437,000

Total assets	$20,048,000	$21,532,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of capital leases	$55,000	$57,000
Accounts payable	2,329,000	1,538,000
Accrued expenses	255,000	250,000

Total current liabilities	2,639,000	1,845,000
Capital leases, less current portion	77,000	86,000

Total liabilities	2,716,000	1,931,000

Stockholders’ equity

Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding were zero shares	—	—

Common stock, $0.001 par value. Authorized 300,000,000 shares; issued and outstanding were 52,545,992	52,000	52,000
Restricted common stock, $0.001 par value; issued and outstanding were 100,000	—	—
Additional paid-in capital	47,483,000	47,253,000
Deferred compensation	(25,000)	(31,000)
Deficit accumulated during the development stage	(30,178,000)	(27,673,000)

Net stockholders’ equity	17,332,000	19,601,000

Total liabilities and stockholders’ equity	$20,048,000	$21,532,000

See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Period from January 13,
	Ended March 31,	Ended March 31,	1995 (Inception)
	2008	2007	to March 31, 2008
Operating expenses
Research and development	$227,000	$20,000	$17,145,000
General and administrative	1,596,000	704,000	10,601,000
Loss on impairment of property and equipment	716,000	—	716,000
Loss on sale of property and equipment	—	—	89,000
Loss from retirement of assets	5,000	—	326,000

Loss from operations	(2,544,000)	(724,000)	(28,877,000)
Other income (expense)
Interest expense	—	—	(3,082,000)
Interest income	41,000	192,000	794,000
Other income	—	—	1,154,000
Other expenses	—	—	(154,000)

Total other income (expense)	41,000	192,000	(1,288,000)

Loss before income taxes	(2,503,000)	(532,000)	(30,165,000)
Income tax expenses	2,000	1,000	13,000

Net loss	$(2,505,000)	$(533,000)	$(30,178,000)

Net loss per share — basic and diluted	$(0.05)	$(0.01)	$(0.57)

Shares used in computing net loss per share	52,645,992	52,532,202	52,645,992

See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

							Deficit
							Accumulated
			Restricted Common		Additional		During the
	Common Stock		Stock		Paid-In	Deferred	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Equity
Balance, January 1, 2008	52,545,992	$52,000	100,000	$—	$47,253,000	$(31,000)	$(27,673,000)	$19,601000
Compensation expense	—	—	—	—	230,000	6,000	—	236,000
Net loss	—	—	—	—	—	—	(2,505,000)	(2,505,000)

Balance, March 31, 2008	52,545,992	$52,000	100,000	$—	$47,483,000	$(25,000)	$(30,178,000)	$17,332,000

See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months	Period from January 13,
	Ended March 31,	Ended March 31,	1995 (Inception)
	2008	2007	to March 31, 2008
Cash flows from operating activities
Net Loss	$(2,505,000)	$(533,000)	$(30,178,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	76,000	44,000	1,699,000
Loss on impairment of property and equipment	716,000	—	716,000
Loss on sale of assets	—	—	89,000
Patent write-down and reserve	18,000	—	488,000
Loss on retirement of assets	5,000	—	326,000
Noncash stock compensation	236,000	11,000	1,845,000
Amortization of convertible debt discount	—	—	1,236,000
Inducement to convert debt discount	—	—	152,000
Inducement to convert debt	—	—	58,000
Changes in operating assets and liabilities:
Prepaid and other assets	(14,000)	(57,000)	(558,000)
Accounts payable and accrued expenses	796,000	40,000	3,338,000
Accrued interest on notes	—	—	669,000

Net cash used in operating activities	(672,000)	(495,000)	(20,120,000)

Cash flows from investing activities
Purchase and construction of property and equipment	(2,227,000)	(1,554,000)	(16,853,000)
Proceeds from sale of assets	—	—	95,000
Investments in patent application	(33,000)	(32,000)	(1,547,000)

Net cash used in investing activities	(2,260,000)	(1,586,000)	(18,305,000)

Cash flows from financing activities
Proceeds from the issuance of Series A convertible preferred stock	—	—	938,000
Proceeds from the issuance of Series B convertible preferred stock	—	—	1,500,000
Proceeds from the issuance of Series C convertible preferred stock	—	—	2,424,000
Proceeds from the issuance of Series B1 preferred stock	—	—	720,000
Proceeds from the issuance of common stock warrants	—	—	217,000
Proceeds from the issuance of common stock	—	23,044,000	22,849,000
Proceeds from issuance of long-term debt	—	—	14,381,000
Principal repayment of long-term debt and capital leases	(11,000)	(136,000)	(1,077,000)

Net cash provided by (used in) financing activities	(11,000)	22,908,000	41,952,000

Net increase (decrease) in cash and cash equivalents	(2,943,000)	20,827,000	3,527,000
Cash and cash equivalents at beginning of period	6,470,000	59,000	—

Cash and cash equivalents at end of period	$3,527,000	$20,886,000	$3,527,000

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$13,000	$354,000
Income taxes	2,000	1,000	13,000
See notes to unaudited condensed consolidated financial statements.

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months	Period from January 13,
	Ended March 31,	Ended March 31,	1995 (Inception)
	2008	2007	to March 31, 2008
Supplemental disclosure of noncash investing and financing activities
Acquisition of property and equipment through capital leases	$—	$73,000	$867,000
Additions to property and equipment through settlement of capital lease	—	—	61,000
Additions to property and equipment through issuance of common stock	—	—	100,000
Conversion of notes payable into Series A preferred stock	—	—	1,180,000
Conversion of notes payable into Series C preferred stock	—	—	5,530,000
Conversion of accounts payable into Series C preferred stock	—	—	30,000
Conversion of accrued interest into Series C preferred stock	—	—	441,000
Warrants issued in connection with convertible notes	—	—	2,007,000
Conversion of Series A preferred stock into Series A1 preferred stock	—	—	2,118,000
Conversion of Series B preferred stock into Series A1 preferred stock	—	—	1,511,000
Conversion of Series C preferred stock into Series B1 preferred stock	—	—	8,414,000
Conversion of notes payable into Series B1 preferred stock	—	—	850,000
Conversion of accrued interest into Series B1 preferred stock	—	—	18,000
Conversion of notes payable into common stock	—	5,257,000	5,257,000
Conversion of accrued interest into common stock	—	863,000	863,000
Conversion of Series A preferred stock into Series A1 common stock	—	3,628,000	3,628,000
Conversion of Series B preferred stock into Series A1 common	—	10,011,000	10,011,000
Conversion of Kreido Laboratories common stock into common stock	—	155,000	155,000
See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2008
NOTE 1 BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of Kreido Biofuels, Inc. (“Kreido” or “the Company”) at March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. They do not include all information and notes required by United States generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Kreido’s Annual Report on Form 10-KSB as amended by Form 10-KSB/A for the period from inception (January 13, 1995) through December 31, 2007.
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
NOTE 2 ORGANIZATION
Kreido Biofuels, Inc. was incorporated as Gemwood Productions, Inc. under the laws of the State of Nevada on February 7, 2005. Gemwood Productions, Inc. changed its name to Kreido Biofuels, Inc. on November 2, 2006. The Company took its current form on January 12, 2007 when Kreido Laboratories (“Kreido Labs”), completed a reverse triangular merger with Kreido Biofuels, Inc. The Company wholly-owns two subsidiaries, Kreido Chicago LLC and Kreido Wilmington LLC, which are currently not active, as well as Kreido Labs; its operating subsidiary.
Kreido Labs, formerly known as Holl Technologies Company, was incorporated on January 13, 1995 under the laws of the State of California. Since incorporation, Kreido Labs has been engaged in activities required to develop, patent and commercialize its products. Kreido Labs is the creator of reactor technology that is designed to enhance the manufacturing of a broad range of chemical products. The market for these products is developing in parallel to the Company’s activities.
The cornerstone of Kreido Labs’ technology is its patented STT® (Spinning Tube in Tube) diffusional chemical reacting system, which is both a licensable process and a licensable system. In 2005, the Company demonstrated how the STT® could make biodiesel from vegetable oil rapidly with almost complete conversion and less undesirable by-products. The Company has continued to pursue this activity, has built and tested, a pilot biodiesel production unit and is in the process of developing the first of its commercial biodiesel production plants in the United States that it expects will produce approximately 33 million to 50 million gallons per year.
The Company considers itself a development stage enterprise because it has not yet earned significant revenue from its commercial products or biodiesel production plants. The Company builds and intends to own or license innovative chemical and bio-chemical reacting systems and biodiesel production plants.
NOTE 3 LIQUIDITY AND GOING CONCERN ISSUES
The Company, a development stage company, has suffered recurring losses from operations and at March 31, 2008 had an accumulated deficit of $30,178,000 that raises substantial doubt about its ability to continue as a going concern.

The Company currently is in the process of attempting to raise approximately $25 million in net financing. The Company believes that it can satisfy its cash requirements for at least the next four months and has implemented some preliminary cost reductions in overhead and tightened cash payments, however it will need to obtain the additional $25 million in the second quarter of 2008 in order to support its current plan’s funding needs as follows:
•	completing construction of the first plant (approximately $17 million),

•	funding the purchase of starting raw materials and the start-up of plant operations (approximately $3.5 million), and

•	supporting corporate operations and overhead through June 30, 2009 (approximately $4.5 million).
Thereafter it expects projected operating results may provide sufficient cash to fund its projected operations for the immediately foreseeable future and believes additional financing will be available if and when needed. If the Company is unable to achieve projected operating results and/or obtain such additional financing in the second quarter, management will be required to curtail growth plans or suspend planned development activities.
No assurances can be given that the Company will be successful in raising additional financing. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.
NOTE 4 PROPERTY AND EQUIPMENT
Property and equipment at March 31, 2008 and 2007 is summarized as follows:

	2008	2007
Furniture and fixtures	$150,000	$151,000
Machinery and equipment	846,000	857,000
Office equipment	136,000	136,000
Leasehold improvements	254,000	254,000
Spare plant parts and equipment	515,000	—
Construction in progress	14,297,000	13,301,000

Total	16,198,000	14,699,000
Less accumulated depreciation and amortization	(602,000)	(551,000)

Net book value	$15,596,000	$14,148,000

The Company has manufactured spare STT® Reactors, which are in various stages of completion, and has purchased spare parts for these reactors. These reactors and spare parts will be used as backup for the plant under construction or used in other plants once the technology is proven. As of March 31, 2008, because the technology of the STT® Reactors has not been proven under commercial production conditions and due to funding limitations, the Company has reserved $716,000 of the capitalized overhead and labor costs of these reactors as well as a portion of the cost of the spare parts and equipment as a possible impairment. No other property and equipment is considered impaired.
Depreciation expense for the three months ended March 31, 2008 and 2007 was $58,000 and $26,000, respectively, including related depreciation for capital leases. Equipment recorded under capital leases totaled $230,000 and $347,000 at March 31, 2008 and 2007, respectively.
NOTE 5 CONSTRUCTION IN PROGRESS AND PLANT DEVELOPMENT ACTIVITIES
In October 2007, the Company completed the construction and test operation of a pilot biodiesel production unit (“pilot plant”) at an existing biodiesel production facility operated by Foothills Bio-energies, LLC. Full pilot plant operations are expected to begin in the summer of 2008. Kreido has commenced development of one of its full scale biodiesel production plants (“full scale plant”). The Company is in the process of finalizing the lease for the site of the full scale plant. The Company expects to substantially complete the construction of the full scale plant in 2008. Total estimated costs to be incurred for construction of the full scale plant is between $30 million and $32 million, which includes approximately $4 million of infrastructure costs that can be utilized by the expansion to a second plant at the same location.

Cost of construction of the full scale plant is comprised of the following: 1) site selection, leasing, permitting and other legal compliance; (2) architectural, design and engineering; (3) labor, overhead and materials to build in-house the four STT® Reactors; (4) designing, engineering and manufacturing of the plant production unit which includes components such as centrifuges, tanks, control panels and other equipment being built by third parties for delivery to the plant site; and (5) the general contractor fees, engineering and construction of the buildings and physical improvements including tanks, piping, boilers and various lab and other equipment and machinery comprising the plant. As of March 31, 2008, development expenditures of $14.3 million have been incurred and recorded as construction-in-progress and, approximately $3.0 million was committed through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after March 31, 2008. The Company will probably enter into additional purchase orders and contracts.
NOTE 6 NET LOSS PER COMMON SHARE
Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted-average number of common and common equivalent shares outstanding during the period. For the three months ended March 31, 2008, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss. During the three months ended March 31, 2008 and 2007, the Company issued additional stock option shares of 75,000 and 1,355,384, respectively. The Company also cancelled stock options of 6,250 and 149,868 shares for the three months ended March 31, 2008 under its 2006 Equity Incentive Plan and 1997 Stock Compensation Program, respectively. No options were cancelled for the same period in 2007.

		Period from
		Inception
	Three Months	(January 13,
	Ended	1995) through
	March 31, 2008	March 31, 2008
Weighted-average shares used to compute basic and diluted net loss per common share:	52,645,992	52,645,992

Securities convertible into shares of common stock not used to compute net loss per share because the effect would be anti-dilutive:
Stock options under the 2006 Equity Incentive Plan	3,289,150	3,289,150
Stock options under the 1997 Stock Compensation Program	1,015,116	1,015,116
Stock associated with warrants arising from private placement of common stock	18,498,519	18,498,519
Other stock associated with warrants	437,355	437,355

	23,240,140	23,240,140

NOTE 7 STOCK-BASED COMPENSATION
Effective January 1, 2006 the Company adopted SFAS 123(R) “Share Based Payment” using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R).
Upon the adoption of SFAS123(R), the Company recorded $1,000 and $7,000 of compensation costs for the three months ended March 31, 2008 and 2007, respectively, relating to stock options granted to employees and non-employees from 2003 to 2006. The compensation costs are based on the fair value of the stock options at the grant date.
In December 2007, the Company issued 100,000 shares restricted common stock to one of its officers. The shares are subject to repurchase by the Company for $1,000 if the officer terminates his employment voluntarily or is terminated for cause before May 31, 2009. This transaction was recorded under deferred compensation and amortized over a period of 18 months. Compensation expense for the three months ended March 31, 2008 was $5,000.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The fair value of the options issued during the year ended March 31, 2008 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates 2.75%, expected life range of 5.25 to 5.583 years and expected volatility of 92%. The expected stock price volatility assumption was based on the average volatility of similar public companies for the period prior to the Company’s reverse merger. The expected term assumption used in the option pricing model was based on the “safe harbor” approach under SEC Staff Accounting Bulletin (SAB) No. 107, (SAB 107), where the “expected term = ((vesting term + original contractual term) / 2).” The risk free interest rate assumption was based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected term. A projected dividend yield of 0% was used as the company has never issued dividends.
Summary stock option activity is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Balance at December 31, 2007	4,385,384	$0.65

Granted	75,000	0.33
Exercised	—	—
Cancelled	(156,118)	1.35

Balance at March 31, 2008	4,304,266	$0.44

The Company has recorded in general and administrative expenses, $4,000 of compensation expense for the three month period ended March 31, 2007, relating to stock options issued to non-employees for services rendered during that period. There was no compensation expense for stock options issued to non-employee for the three months ended March 31, 2008.
The following table summarizes information regarding options outstanding and options exercisable at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of Exercise	Outstanding at	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Prices	March 31, 2008	Contractual Life	Exercise Price	March 31, 2008	Exercise Price
$0.09 – 0.19	860,572	2.02	$0.10	845,529	$0.10
$0.20 – 0.89	2,692,856	9.05	0.35	893,006	0.32
$0.90 – 1.85	750,725	9.02	1.17	750,725	1.17
$1.86 – 2.53	113	2.05	1.86	113	1.86

	4,304,266	7.64	$0.44	2,489,373	$0.50

On February 1, 2008, the compensation committee of the board of directors agreed to reprice the unvested options held by the Company’s employees under its 2006 Equity Incentive Plan. These options were repriced for only those granted in 2007, with an exercise price above the closing market price on February 1, 2008, which was $0.33 per share. The Company determined the additional compensation expense under SFAS 123(R) to be $22,000. Since the repricing only affected unvested shares, it does not affect amounts already recorded and the increased amount will be recorded over the remaining vesting period.
In accordance with the provisions of SFAS 123(R), the Company has recorded stock-based compensation expense of $230,000 for the three months ended March 31, 2008, which includes the compensation effect for the options repriced. The stock-based compensation expense is based on the fair value of the options at the grant date. There was no stock-based compensation expense for the three months ended March 31, 2007.
NOTE 8 CONTINGENCY
In March 2004, Kreido Labs and a former officer and shareholder of Kreido Labs reached agreement on the terms of a settlement of disputes arising out of the termination of the former officer and shareholder’s employment with Kreido Labs. The settlement was never completed. The former officer and shareholder recently demanded implementation of the settlement including the payment of approximately $190,000 plus interest. Kreido Labs disputes any obligation to the former officer and shareholder. The Company will continue to assess the progress of the dispute.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO OUR CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR ANNUAL REPORT ON FORM 10-KSB FILED ON MARCH 31, 2008 AS AMENDED BY FORM 10-KSB/A FILED ON APRIL 30, 2008.
In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied in the forward-looking statements.
As used in this report, the terms “we,” “us,” and “our,” mean Kreido Biofuels, Inc. and our subsidiaries, unless otherwise indicated.
We took our current form on January 12, 2007, when our wholly-owned subsidiary, Kreido Acquisition Corp., or Acquisition Sub, and Kreido Laboratories, or Kreido Labs, executed a Merger Agreement and Plan of Reorganization, or the Merger Agreement. On January 12, 2007, Acquisition Sub merged with and into Kreido Labs, with Kreido Labs remaining as the surviving corporation and as our wholly-owned subsidiary, or the Merger. Also contemporaneously with the closing of the Merger, we split-off another wholly-owned subsidiary, Gemwood Leaseco, Inc., a Nevada corporation, through the sale of all of the outstanding capital stock of Gemwood Leaseco, Inc., or the Split-Off. As a consequence of the sale of Gemwood Leaseco, Inc., we discontinued all of our business operations which we conducted prior to the closing of the Merger, and spun off all material liabilities existing prior to that date in any way related to our pre-closing business operations. Our primary operations are now those operated by Kreido Labs.
The Merger was treated as a recapitalization of our company for accounting purposes. Our historical financial statements before the Merger were replaced with the historical financial statements of Kreido Labs in all filings with the SEC subsequent to January 12, 2007.
As the result of the Merger, the Split-Off and the change in our business and operations from an unrelated services business to a technology company focusing on the production of biofuel, a discussion of the pre-January 1, 2007 financial results of Kreido Biofuels, Inc. is not pertinent, and our financial results as consolidated with Kreido Labs, the accounting acquirer, are presented here. Thus, the discussion of our financial results for fiscal year 2006 addresses only Kreido Labs. The discussion of our financial results for fiscal year 2007 addresses our company, including our subsidiaries on a consolidated basis.
Kreido Labs is a corporation founded to develop proprietary technology for building micro-composite materials for electronic applications. In 1995, Kreido Labs began to develop the technology used in the design and assembly of our STT® Reactor. Kreido Labs thereafter sought to develop the technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the pharmaceutical and chemical industries. We designed and developed the STT® Reactor which incorporates our proprietary and patented “spinning tube-in-tube” design configuration to improve the speed and yield of chemical reactions. One of the Environmental Protection Agency’s largest laboratories has been using our STT® Reactor-based technology since 2004 to develop and evaluate new chemical processes and develop and optimize protocols for use of the STT® Reactor by public and private entities. Beginning in the last quarter of 2005, Kreido Labs began to evaluate the advantages of the STT® Reactor specifically for the production of biodiesel. In the first quarter of 2006, Kreido Labs elected to focus almost exclusively on the biodiesel industry and began to prepare and execute our current business plan. On January 12, 2007, as a result of the Merger, Kreido Labs became a wholly-owned subsidiary of Kreido Biofuels, Inc.

Plan of Operations
We plan to commercialize our proprietary equipment system for biodiesel production on an industrial scale and to become one of the leading providers of biodiesel in the United States and elsewhere. We expect to execute our business plan by generating revenues from multiple sources: 1) by building and operating our own STT® biodiesel Production Units; 2) licensing our STT® Reactor-based technology to others which may require one of our production units to be in operation, and 3) in the longer term, by providing technology and investing in businesses that will develop or use our STT® Reactor-based technology for production of biofuels and other products.
We have selected a 3.8 acre site at the Port of Wilmington in North Carolina as our flagship biodiesel production plant, the Wilmington Plant. We will lease the site from the Wilmington Port Authority. We selected the Wilmington Plant site because of its Mid-Atlantic location, its direct access to a deep water port as well as to a railroad system, and its proximity to the east coast market and the biodiesel market in Europe. We have recently obtained all of the permits and other governmental approvals necessary for us to begin construction of the Wilmington Plant.
The Wilmington Plant will be comprised of our STT® Production Units, pipelines to and from storage tanks, and an administrative and operations building. We have built four STT® Reactors, each with approximately 13 Mgpy capacity for use in our Wilmington STT® Production Units and built four additional STT® Reactor units to be used for a second plant, as back-up reactors to the Wilmington Plant or for sale to future customers. The initial capacity of the Wilmington Plant will be approximately 33 to 50 Mgpy of biodiesel production. We have the flexibility of constructing a second plant adjacent to the initial Wilmington Plant that may double our capacity to between 66 and 100 Mgpy of biodiesel production. We expect to employ approximately 20 persons, whether hired locally or outsourced, in connection with the 24 hour operations of the Wilmington Plant.
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
We have also entered into a letter agreement with the Vopak Terminal Wilmington, Inc. for the use of four bulk storage tanks and the handling of through put by Vopak at its liquid storage tank terminal adjacent to the Wilmington Plant site. We will pay Vopak variable facility and service charges. We expect to finalize a Terminal Agreement shortly which will be for an initial term of ten years subject to automatic five year renewal options. We expect that the base annual occupancy cost for the Wilmington Plant will be approximately $2,750,000. We incurred $645,000 in costs related to the Vopak agreement during the three months ended March 31, 2008.
We plan to use diversified feedstock in our plants. For sales, marketing and distribution, we have engaged ECO Energy, a privately held Tennessee corporation that provides biodiesel marketing capability across North America. ECO Energy is a fully integrated marketing company supported by an experienced sales force, a knowledgeable logistics and scheduling department, customer service, and an online computer system that we will be able to access to streamline all necessary correspondence for daily shipments and transportation transactions. We have engaged this marketing company to handle the sales and transportation logistics of our biodiesel production. ECO Energy has committed to purchasing all of the biodiesel produced at our North Carolina facility based on prices negotiated by ECO Energy and accepted by us.

We anticipate that we will execute our business strategy with the following actions:
•	hire additional manufacturing, production plant operations, sales, marketing and business development personnel;
•	construct at least one company-owned production plant equipped with STT® Production Units; and

•	enter into discussion with parties interested in licensing the STT® Production Units for both domestic and international biodiesel production.
We are developing the Wilmington Plant which will employ our STT® Production Units. The development of the Wilmington Plant will require significant expenditures on equipment and materials and we have used most of the proceeds of our January 2007 private placement in connection with the plant development. As feedstock and biodiesel prices change or as the demand for superior biodiesel production technology increases, we may determine that it is in our best interest to sell or license our STT® Production Units in lieu of building other plants. We believe that our STT® Production Unit technologies will provide us with price, efficiency and safety advantages when compared to other persons developing conventional biodiesel plants. In the execution of our business plan, we anticipate that we will increase our number of employees in the next 12 months to approximately 35 employees if we do not outsource the operation of our plant.
We are actively pursuing approximately $25 million of net additional capital for the following uses:
•	completing construction of the Wilmington plant (approximately $17 million);

•	funding the purchases of raw materials and the start-up of plant operations (approximately $3.5 million); and

•	supporting corporate operations and overhead through June 30, 2009 (approximately $4.5 million).
If we do not raise the additional capital, we believe that we can satisfy our cash requirements for the next four months and have begun reducing our operating expenditures through employee headcount and salary reductions, a scale back in corporate operating expenditures as well as deferring the payment of previously ordered equipment for our STT® Production Units.
Consolidated Results of Operations for the three months ended March 31, 2008 and 2007
Operating Expenses
Operating expenses of $2.5 million for the three months ended March 31, 2008 increased by $1.8 million compared to $724,000 for the same period in 2007. Research and development expense for the three months ended March 31, 2008 were $227,000 compared to $20,000 for the same period in 2007, an increase of $207,000. Research and development expenses increased for the first quarter of 2008 compared to the same period in 2007 due primarily to the hiring of a chief technology officer and a scientist in the second quarter of 2007 whose costs were not reflected in 2007. Overall, research and development expenses will be stable or decreasing due to the shift away from research and development and into the commencement of the construction of the biodiesel production plants and our commercial STT® Reactor, the related costs of which are being capitalized. General and administrative costs increased to $1.6 million for the three months ended March 31, 2008 from $704,000 for the same period in 2007. The increase was related to costs incurred from the rental of tanks from Vopak, the costs associated with being a public company, an increase in stock compensation expense from the issuance and repricing of stock options to employees and an increase in payroll related costs from the hiring of additional personnel. Also during the quarter, we expensed $716,000 of the labor and overhead allocation and other costs attributed to building extra reactors and acquiring spare parts as an impairment reserve. We expect operating expenses, especially general and administrative costs, to increase over the next few years as construction activities increase and as we grow and add personnel. Additionally, we will continue to incur additional costs associated with tank rentals, the requirements of operating as a public reporting entity and from the issuance of stock and stock options.

Other Income (Expense)
Other income (expense) for the three months ended March 31, 2008 declined to $41,000 from $192,000 for the same period in 2007. Other income for the three months ended March 31, 2008 and 2007 consisted of interest income. We expect interest expense for 2008 to increase to reflect the cost of financing, if and when completed. The interest income decrease reflects the changes in the available cash balances.
Net Loss
Net loss for the three months ended March 31, 2008 was $2,505,000, or about 370% increase compared to the net loss of $533,000 for the same three month period for 2007. There were no net sales or gross profit for the three months ended March 31, 2008 and 2007. We expect to incur net losses for the next couple of years as we continue to construct our biodiesel production plants and implement our business plan.
Liquidity and Capital Resources
A summary of our sources and use of cash for the three months ended March 31, 2008, is as follows:
•	Source of cash consisted of interest income of $41,000.

•
Uses of cash consisted of plant development costs including purchases of fixed assets and construction of plant components and reactors of $2.2 million, operating expenses of $1.5 million (net of non-cash expenses such as loss on impairment of property and equipment, stock compensation, and depreciation and amortization), repayment of capital leases of $11,000 and investments in patents of $33,000 for a total use of cash of $3.7 million.

•
The decrease in cash balance to $3.5 million results from net sources of $41,000 less uses of cash of $3.7 million plus an increase in the amounts due to vendors of $796,000 which will be paid in future periods.

We currently estimate that the cost of our Plant will be approximately $30 million to $32 million. We estimate that we will need approximately $25 million of net additional capital to complete the construction of the Wilmington Plant, acquire our initial inventory of feedstock, and initiate plant operations as well as commence the construction of our STT® Reactors for the next biodiesel production plant. We are actively pursuing a combination of sources to arrange and obtain additional capital. We are in discussions with various institutional lenders and investors to provide a portion of the funds from fully secured debt that may have an equity linked structure. The nature of this type of debt will require levels of guarantees and covenants and will be at debt costs that we believe are consistent with financing costs of other alternative fuels development stage companies in our current financial situation. We are also considering equity financing alternatives to supplement and provide added security for secured debt financing including offering our warrant holders an opportunity to amend and exercise their warrants currently exercisable at $1.85 per share at a price more comparable to current market value, and the issuance of shares of preferred stock or debt instruments that would be convertible into shares of common stock. We are also in discussion with commercial banks and lenders for equipment and inventory financing, all of which will require some level of security interest and guarantees. New common stock purchase warrants may be issued to providers of capital to us. Our ability to obtain additional capital and the timing and cost of obtaining such capital will be affected by project related factors, specific factors related to our company, such as the performance of our reactor technology, the biodiesel industry conditions and capital market economic conditions which are currently unstable. The construction of our Wilmington Plant could be delayed pending our arranging the complete financing package.
The details of the cash flow activities for the three months ended March 31, 2008 are discussed below.
Net cash used by operating activities for the three months ended March 31, 2008 was $672,000 as compared to $495,000 for the same period in 2007. Net cash used by operations is primarily related to operating costs and an increase in accounts payable which consisted of certain large payments due to vendors associated with the rental of storage tanks and the construction of our biodiesel production plant. In addition, we incurred an increase in stock compensation costs compared to the prior period.

Net cash used by investing activities for three months ended March 31, 2008 was approximately $2.3 million which was an increase from $1.6 million used by investing activities for the same period in 2007. The cash used in 2008 and 2007 consisted primarily of the purchase and construction of equipment and facilities associated with our Wilmington Plant. Costs of the plant consist of: (1) site selection, leasing, permitting and other legal compliance; (2) architectural, design and engineering; (3) labor, overhead and materials to build in-house the STT® Reactors; (4) designing, engineering and manufacturing of the plant production unit which includes components such as centrifuges, tanks, control panels and other equipment being built by third parties for delivery to the plant site; and (5) the general contractor fees, engineering and construction of the buildings and physical improvements including tanks, piping, boilers and various lab and other equipment and machinery comprising the plant. In addition, approximately $3.0 million was committed through purchase orders issued to sub-contractors and equipment vendors for services and equipment to be provided after March 31, 2008 with additional purchase orders and contracts likely to be entered into in the future months. We also invested $33,000 in patents for three months ended March 31, 2008.
Net cash used by financing activities for three months ended March 31, 2008 was $11,000 which is due to repayment of capital lease obligations. For the same period in 2007, $22.9 million was provided by financing activities consisting primarily of the private placement sale of our common stock netting proceeds to us of approximately $23 million. This was offset by the repayment of outstanding notes and the payment of capital leases of $136,000.
As discussed above, we believe that at least an additional $25 million in net financing will be needed to support our current plan’s funding needs. Since the first plant, and any subsequent plants, will require additional funding to complete, we have not committed to constructing an additional plant only to starting the construction of the next four STT® Reactors. However, if funding is not available at the level we may need or at terms acceptable to us or our investors, we will need to change or scale back our operating plans, which would negatively affect existing stockholders and we may not be successful in executing our operating plan as anticipated.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
Revenue Recognition
Our revenues are expected to be derived from the sale of biodiesel as well as from the licensing of our patented processes, leasing our patented equipment to carry out the licensed processes and providing on-going technical support and know-how. Revenues from product sales will be recorded upon shipment. Revenues from technology licensing will be, based upon the nature of the licensing agreement, recorded upon billing due date established by contractual agreement with the customer or over the term of the agreement. For sales arrangements with multiple elements, we will allocate the undelivered elements based on the price charged when an element is sold separately. Through March 31, 2008, we have recognized no commercial or licensing revenue. It is anticipated that once we have built and begin operating the commercial biodiesel production plants, the majority of revenue will be based upon the sale of biodiesel to distributors.
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
Depreciation and Amortization
The provision for depreciation of property and equipment is calculated when put into service on the straight-line method over the estimated useful lives of the related assets, generally ranging from five to seven years. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the lease term.
Patents
Capitalized patent costs consist of direct costs associated with obtaining patents such as legal expenses and filing fees. Patent costs are amortized on a straight-line basis over 15 years, which is the expected life, beginning in the month that the patent is issued. Patent costs are capitalized beginning with the filing of the patent application. The patents are tested for impairment annually, or more frequently if events or conditions indicate the asset might be impaired and the carrying value may not be recoverable. These conditions may include an economic downturn, new and or competitive technology, new industry regulations and a change in our operations or business direction. The impairment tests include a comparison of estimated undiscounted cash flows associated with the asset’s carrying amount. If the assessment determines that the fair value is less than the carrying amount of the patent, an impairment charge is recorded to reduce the amount of the patent.
Impairment of Long-Lived Assets
We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, a loss is recorded as the excess of the asset’s carrying amount over its fair value. We have reserved a portion of the amount of its assets for future plants and spare parts. No other assets were determined to be impaired as of March 31, 2008.
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
Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will review the effect of the adoption of this statement, and if it applies, it is likely to have a material effect on our future financial position or results of operations.
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (revised 2007), “Business Combinations.” The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This Statement is effective for us starting January 1, 2009 and we currently believe it will have no financial impact on us.
In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. We currently believe this Statement will have no financial impact on us.
In February 2007, the Financial Accounting Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for us on January 1, 2008. We evaluated the impact of the adoption and determined that it does not have any impact on our current financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We evaluated the impact of the adoption and determined that it does not have any impact on our current financial condition or results of operations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B, promulgated by the SEC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed, under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer (who is also our Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities Exchange Act of 1934). In performing this evaluation, management reviewed, among other things, the selection, application and monitoring of our historic accounting policies. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures at March 31, 2008 and thereafter were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.
Changes in Internal Control Over Financial Reporting
No significant changes in our internal controls over financial reporting has occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
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

Risk Related to the Contemplated Conduct of our Business
We have been a development stage company since 1995 and have a history of significant operating losses. We may not ever achieve or maintain profitability.
We have incurred significant operating losses since our inception, and, as of March 31, 2008, we have accumulated a deficit of approximately $30.2 million. We may continue to incur operating losses, depending largely upon the commercial success of our STT® Reactor and STT® Production Units. To date, we have neither sold nor licensed any commercial-scale products. We will need to generate revenues in excess of our expenses to become profitable, and we may be unable to do so. If we do not become profitable, the value of our common stock may decline.
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
We require additional capital to sufficiently fund the construction of our Wilmington Plan and our on-going operations. We may not be able to obtain additional capital on terms favorable to us or at all.
Based upon our projected activities, we believe that we will need at least an additional $25 million, net, in the second quarter of 2008 to support our current plan’s funding needs of completing construction of the Wilmington Plant, acquiring our initial feedstock inventory, funding initial plant operations and commencing the construction on the STT® Reactors for the next biodiesel production plant. Since the first and any subsequent plants will require additional funding to complete we have not committed to constructing an additional plant, only to the construction of the next four STT® Reactors and purchasing of some spare parts. However, if funding is not available at the level we may need or at terms acceptable to us or our investors, we may need to change or scale back our operating plans, which would negatively affect existing stockholders. If adequate funds are not available, we likely will not be successful in executing our business plan as anticipated and, as a result, we may be forced to curtail growth, suspend operations and explore other alternatives in an effort to realize value for our stockholders.

We are considering a combination of funding sources including debt or convertible debt financing, an equipment and raw materials inventory lines-of-credits, a warrant exchange offer, a preferred stock offering financing, and local government bond financing. Challenging market conditions and our current financial stability have affected the availability and cost of funds from various sources and there will have to be some level of collateral and guarantees provided for many of the financing alternatives. We cannot be certain that additional financing will not be needed beyond our current and projected needs or will be available when required and, if available, that it will be on terms satisfactory to us. These financings will likely be dilutive to existing stockholders. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet our funding requirements, this would adversely affect our anticipated results of operations and financial condition.
We may be required to adapt our business plan to capital market and alternative energy market changes.
We may find it necessary or advisable to substantially alter or materially change our commercialization activities to respond to changes that occur in the future. In October 2007, we modified our business plan to focus on the development of the Wilmington, North Carolina location, the location of our first biodiesel production plant, with a plan and permits to expand the site to occupy an additional plant when time and capital permits.
Although core to our business plan is to own and operate biodiesel production plants in the United States for our own account, part of our contemplated business strategy is to license STT® Production Units to others both within and outside of the United States. The portion of our contemplated business model that calls for us to license STT® Production Units to others is dependent on the market’s willingness to adopt a new biodiesel production technology. Our STT® Production Unit may never gain acceptance from the biodiesel market, which would put in jeopardy that portion of our business model that relies on licensing STT® Production Units to others. This risk is amplified by the fact that, although we are currently building our first commercial-scale STT® Production Units, we have not completed building our first such unit. None of our products are currently being used to produce biodiesel on a commercial scale of the size of our currently planned plant.
Should biodiesel producers fail to adopt our STT® Biodiesel Production Units, or should a superior competing technology be developed, it may not be possible to fund our operations as expected. The degree of market acceptance of our STT® Biodiesel Production Units will depend on numerous factors, including the effectiveness of our product, and the biodiesel market’s willingness to use a new processing technology.
Our ability to execute our business plan is dependent on the growth and maintenance of substantial demand for biodiesel in the United States. It is impossible to predict what the current demand for biodiesel is since so little of it is currently being produced and we believe most, if not all, is being sold. Accordingly, the failure of a biodiesel market to develop could adversely affect our anticipated results of operations and financial condition. Additionally, we are dependent on the use of vegetable oils as the key raw material in the production of biodiesel. The cost of vegetable oils has continued to rise to record levels over the last nine months which has made it more difficult for biodiesel production plants to make positive cash flow and profits. If we are unable to make positive cash flows and profits over a reasonable period of time we may have to change or scale back our business plan.
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
We believe that our STT® Production Units will have higher yields and a less per gallon cost than conventional biodiesel production systems that use vegetable oil as feedstock. This is based, in part, on what we believe will be favorable facilities construction costs and operating efficiencies. If actual costs exceed the costs that we project to construct our planned biodiesel production facilities, it would increase financing costs and adversely affect the amortization of our capital costs. This in turn would decrease or eliminate certain of our anticipated cost advantages with respect to conventional biodiesel plants.
We believe that our per gallon cost of producing biodiesel will be less than conventional biodiesel producers that use vegetable oil as feedstock based primarily on the higher yield or less usage of vegetable oil and less cost incurred from energy usage, labor needed and the catalyst material used in making our biodiesel. If the actual use of energy, labor and catalyst material is more than expected then the cost advantages that we anticipate may not be present, and we may not be able to achieve our expected profits or any profits at all.
Many Biodiesel producers are using animal fats as feedstock which reduces their biodiesel production cost. We are currently only able to use animal fats with low free fatty acids that are 1% or less which may limit our production costs advantage.
Due to the high and volatile cost of vegetable oil feedstocks over the last nine months, many biodiesel producers have begun using animal fats with free fatty acid levels up to 20%, and possibly higher, as their source of feedstock. Though the availability of animal fats is limited, the yields are less using animal fats, and additional operating costs and equipment investment is needed, the cost of purchasing the animal fats is currently significantly lower. Our Wilmington plant is currently being constructed to handle animal fats with free fatty acids averaging approximately 1% thus our biodiesel production costs could be higher than those biodiesel producers using animal fats as feedstock and therefore some of our production costs advantages may be mitigated.
The cost of soybean, palm oil and canola/rapeseed oil and the market price of biodiesel has been fluctuating and is subject to supply and demand conditions which may affect our profitability and cash flow.
The demand for soybean oil, palm oil and canola/rapeseed oil increased throughout 2007 and into the first part of 2008 and may continue to do so in the future. The increase in demand has increased the cost significantly of these feedstock raw materials. According to the Energy Management Institute Alternative Fuels Indexsm, the average producer price of B100 diesel across 52 major metropolitan areas in the United States during the week ending May 1, 2008 was $5.04 per gallon, and net of site specific transportation and handling costs, it was $4.49 per gallon. It is possible that this price range will not remain the relevant price range for biodiesel in and after 2008. It is possible that potential supply and demand conditions may adversely affect the various cost of raw materials or the price level for biodiesel. If the cost of these feedstock raw materials remains high and if the wholesale price for biodiesel does not remain at a level that permits us to generate revenues in excess of our costs, after taking into account tax incentives and credits, then we may not become or remain profitable or have positive cash flow, in which case it will likely affect our financial condition and viability as an on-going business.
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
The demand for construction and contract manufacturing companies that are qualified to build biodiesel production plants and equipment has increased. Some companies report that their construction backlogs are as many as four years. While we have the capacity to manufacture our STT® Reactors in house, we do not have the capability in-house to construct and fabricate the entire biodiesel production plant and equipment and we intend to rely on strategic relationships with third-party construction and fabrication companies, some of which we have not yet developed. Furthermore, the recent growth in biodiesel plant construction has caused a backlog on certain specialized equipment. One example of such specialized equipment is centrifuges, for which there was a reported backlog of six months for some models. The failure to secure agreements with construction companies and/or for the requisition of such specialized equipment may adversely affect our anticipated results of operations and financial condition.
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
We are dependent upon our officers for implementation of our current stage of development for our business plan. The loss of any of our key officers, including G. A. Ben Binninger, our Chief Executive Officer, Philip Lichtenberger, our Chief Operating Officer and Alan McGrevy, our Vice President of Engineering, could have a material adverse effect upon the anticipated results of our contemplated operations and financial condition and would likely delay or prevent the achievement of our contemplated business objectives. We do not maintain “key person” life insurance for any of our officers.

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
Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	adequate rail capacity, including sufficient numbers of dedicated tanker cars;

•	the availability of ships and ports to receive raw materials from domestic and international sources and to transport our products to domestic and international destinations;

•	sufficient storage and transport facilities for feedstock and biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets; and

•	expansion of blending facilities and pipelines to handle biodiesel.
Substantial investment is required for these infrastructure changes and expansions may not be made or may not be made on a timely basis. Additionally, our Wilmington plant will rely on the availability of larger feedstock and biodiesel storage containers leased from Vopak Terminals North America. If our relationship with Vopak becomes strained or our agreement gets terminated under certain terms such as lack of timely payments, then a substantial investment in storage tanks and related infrastructure would be required. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand and/or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our anticipated results of operations or financial condition. Our business is dependent on the continuing availability of infrastructure, and any infrastructure disruptions could adversely affect our anticipated results of operations and financial condition.
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
The hazards and risks associated with producing and transporting biodiesel, including the presence of methanol at the plant (such as fires, natural disasters, explosions and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we intend to maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on the anticipated results of our contemplated operations and financial condition.

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
The production of biodiesel is made significantly more competitive by federal and state tax incentives. The federal excise tax incentive program for biodiesel was originally enacted as part of the JOBS Act but is scheduled to expire on December 31, 2008. This program provides blenders, generally distributors, with a one cent tax credit for each percentage point of virgin vegetable oil-derived biodiesel blended with petroleum diesel. For example, distributors that blend virgin soybean-derived biodiesel with petroleum diesel into a B20 blend biodiesel would receive a 20 cent per gallon excise tax credit. The program also provides blenders of recycled oils, such as yellow grease from restaurants, with a one-half cent tax credit for each percentage point of recycled oil-derived biodiesel blended with petroleum diesel. For example, distributors that blend recycled oil-derived biodiesel with petroleum diesel into a B20 blend biodiesel would receive a 10 cent per gallon excise tax credit. In addition, approximately 31 states provide mandates, programs and other incentives to increase biodiesel production and use, such as mandates for fleet use or for overall use within the state, tax credits, financial grants, tax deductions, financial assistance, tax exemptions and fuel rebate programs. These incentives are meant to lower the end-users’ cost of biodiesel in comparison to petroleum diesel. Currently, we plan to sell B100 or B99 blended biodiesel that we produce to blenders that blend their biodiesel blend with petroleum diesel and therefore we expect to receive a price from our biodiesel purchasers that includes the $1.00 or $0.99 excise tax credit. This excise tax credit expires at the end of 2008 and its extension is currently not part of the recent farm bill legislation. Though other legislation is expected to include this extension of the excise tax credit, there can be no guarantee that it will be extended or it may be extended but reduced. The elimination or significant reduction in the federal excise tax incentive program or state incentive programs benefiting biodiesel could adversely affect our anticipated results of operations and financial condition.
Reductions in support of biodiesel from government, consumer or special interest groups could adversely impact our business plan and our anticipated results of operation and financial condition.
Federal, state and local governments in the United States and governments abroad have implemented incentives and mandates in support of biodiesel. Similarly, there has been support from consumers and special interest groups, such as agricultural and environmental groups. Support has even come from the petroleum industry itself, such as BP’s (formerly known as British Petroleum) “beyond petroleum” marketing campaign, and the automobile industry, such as General Motors’ “live green, go yellow” flex-fuel ethanol marketing campaign. However, there are risks that conditions will change in an adverse manner. These risks include, but are not limited to, laws or policies affecting mandates or incentives to promote the use of biodiesel, environmental issues, land use, air emissions, water use, zoning, workplace safety, food use limitations, restrictions imposed on the biodiesel fuel industry such as restrictions on production, substantial changes in product quality standards, restrictions on feedstock supply, price controls and export controls. Any changes in biodiesel fuel, financial incentives, investment regulations, policies or a shift in political attitudes are beyond our control and could adversely affect our anticipated results of operations and financial condition.

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
The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:
•	actual or anticipated variations in operating results;

•	the limited number of holders of the common stock, and the limited liquidity available through the OTC Bulletin Board;

•	the timing and type of financing and related dilution impact on the stockholders;

•	changes in the cost or availability of feedstock on commercially economic terms;

•	changes in the demand for biodiesel fuel, including changes resulting from the expansion of other alternative fuels;

•	changes in the market for biodiesel fuel commodities or the capital markets generally, or both;

•	a change or announcement by relevant domestic and foreign government agencies related to incentives for alternative energy development programs, especially a reduction in the $1.00 excise tax credit.

•	changes in financial estimates by securities analysts;

•	changes in the economic performance and/or market valuations of other energy companies;

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales or other transactions involving our capital stock;

•	changes in the social, political and/or legal climate;

•	announcements of technological innovations or new products available to the biodiesel production industry; and/or

•	announcements by relevant domestic and foreign government agencies related to incentives for alternative energy development programs.
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
A significant number of our shares are eligible for sale, and their sale could depress the market price of our common stock.
Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market pursuant to Rule 144, the supply of common stock will increase, which could decrease the price of our common stock. Some or all of the shares of common stock not registered on the Registration Statement on Form SB-2, as amended, or the Registration Statement, may be resold from time to time in the open market pursuant to Rule 144. In general, a person who is not an affiliate of our company who has held restricted shares for a period of six months may sell such shares into the market and persons who are affiliates of our company may, upon filing with the SEC a notification on Form 144, sell into the market shares of common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales by affiliates may be repeated once every three months. Substantially all of the former shareholders of Kreido Labs have entered into lock-up agreements pursuant to which they agreed to not sell 95% of the company shares issued to them in the Merger for a period of 12 months following the merger date of January 12, 2007, the expiration of which has occurred. The remaining 5% are still being locked-up until January 12, 2009.

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
Wrongful acts of our former outside counsel may expose us to investor claims under the securities laws and gives rise claims by us against those associated with the wrongdoing.
On February 28, 2007, we announced that we have conducted an inquiry concerning the improper transfer of shares of our common stock without a restrictive legend to two brokerage accounts controlled by Louis Zehil, a former partner of McGuireWoods, the law firm that represented us in a private offering of company stocks in January 2007. As part of the 18,518,519 unit private offering, a total of approximately 1.5 million units of common stock and common stock purchase warrants were sold to the two private financial entities controlled by Mr. Zehil. The SEC has commenced an enforcement action against Mr. Zehil and U.S. Department of Justice in pursuing criminal proceedings against Mr. Zehil. We have learned that approximately 81,480 shares of common stock were sold in the public markets by the two private financial entities at the direction of Mr. Zehil in January and early February of 2007. These sales were done without our consent or knowledge and in violation of the terms of purchase and purchase covenants, and the representations and warranties on which we relied in satisfying the requirements of the private placement exemption of Regulation D under the Securities Act. We do not anticipate reacquiring any of the 81,480 shares. The high and low trading prices of our common stock during the period that the 81,480 shares were sold were $2.43 and $1.57, respectively. Based upon this range, were we requested by purchasers to reacquire such shares, the aggregate maximum cost to us would be less than $200,000. The remaining 1.4 million shares and the warrants to purchase 1,481,480 shares of common stock are under the control of a court-appointed receiver who has recently filed a report with the court soliciting persons with claims against the two private financial entities to submit those claims. We are evaluating our claims against the two private financial entities, Mr. Zehil and his former law firm and we expect to pursue our claims against the private financial entities, Mr. Zehil and his former law firm in the near future. There is no assurance that we will be able to recover on our various claims. Additionally, if the 1.4 million shares of Kreido were to be sold as part of the liquidation process, the timing and quantity of those sales sold may cause significant deterioration of our stock price. Further, we may incur significant costs resulting from our investigation of this matter, any legal proceedings that we may initiate as a result of our investigation and our cooperation with government authorities. We may not be adequately indemnified for, or otherwise be able to recover, such costs.
We may not be able to continue as a going concern.
Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. We have included an explanatory paragraph in Note 3 of our Annual Report on Form 10-KSB, to the effect that our significant losses from operations and our dependence on financing provides substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.
Our operations must begin to provide sufficient revenues to improve our working capital position. Additionally, we will require additional capital to construct our planned biodiesel facilities. If we are unable to obtain additional capital we may not be able to continue as a going concern.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS
The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit No.	Description	Reference

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., a Nevada corporation, Kreido Acquisition Corp., a California corporation and Kreido Laboratories, a California corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

3.1	Amended and Restated Articles of Incorporation of Kreido Biofuels, Inc. (f/k/a Gemwood Productions, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-130606).

3.3	Amended and Restated Bylaws of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

4.1	Form of Investor Warrant of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

4.2	Form of Lock-Up Agreement by and between Tompkins Capital Group and each of the officers and directors of Kreido Biofuels, Inc., and certain stockholders of Kreido Laboratories.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.1	Escrow Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc., Joel A. Balbien and Gottbetter & Partners, LLP.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.2	Form of Subscription Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.3	Form of Registration Rights Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.4	Split-Off Agreement, dated as of January 12, 2007, by and among Kreido Biofuels, Inc., Victor Manuel Savceda, Kreido Laboratories and Gemwood Leaseco, Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.5	Form of Indemnity Agreement by and between Kreido Biofuels, Inc. and Outside Directors of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.6	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.7	Form of Incentive Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.8	Form of Non-Qualified Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.9	Binding Term Sheet by and between Kreido Laboratories and Tompkins Capital Group dated as of September 1, 2006.	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.10	Amendment to Binding Term Sheet by and between Kreido Laboratories and Tompkins Capital Group dated as of October 25, 2006.	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.11	Form of Indemnity Agreement for officers and directors.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.12	Employment Agreement, dated April 4, 2007, by and between Kreido Biofuels, Inc. and Philip Lichtenberger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2007 (File No. 333-130606).

10.13	Employment Agreement, dated April 10, 2007, by and between Kreido Biofuels, Inc. and Alan McGrevy.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2007 (File No. 333-130606).

10.14	Employment Agreement, dated April 28, 2007, by and between Kreido Biofuels, Inc. and Larry Sullivan.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007 (File No. 333-130606).

10.15	Purchase Order Agreement, dated May 22, 2007, by and between Kreido Biofuels, Inc. and Certified Technical Services, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007 (File No. 333-130606).

10.16	Amendment No. 1 to Registration Rights Agreement, dated June 12, 2007, by and between Kreido Biofuels, Inc. and certain investors in the Offering.	Incorporated by reference to Exhibit 10.19 to the Amendment No. 3 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 21, 2007 (File No. 333-140718).

Exhibit No.	Description	Reference

10.17	Separation Agreement and General Release dated July 27, 2007 by and between Kreido Biofuels, Inc. and Joel Balbien.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.18	Executive Employment Agreement dated July 27, 2007 by and between Kreido Biofuels, Inc. and G. A. Ben Binninger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.19	Kreido Biofuels, Inc. Outside Director Compensation Program adopted July 27, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.20	Commercial Lease Agreement by and between Kreido Biofuels, Inc. and Acaso Partners, LLC effective August 1, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007 (File No. 333-130606).

10.21	Employment Agreement, dated April 30, 2008, by and between Kreido Biofuels, Inc. and John M. Philpott.	Incorporated by reference to Exhibit 10.21 to the Amendment to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2008 (File No. 333-130606).

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREIDO BIOFUELS, INC.
By:	/s/ John M. Philpott
John M. Philpott, Chief Financial Officer
(Duly Authorized Officer and Principal Executive Officer)
Date: May 15, 2008

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