Form 10-Q
period 2008-06-30
Kreido Biofuels, Inc.
filed 2008-09-19
CIK 1342219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At September 19, 2008 the issuer had 52,720,992 shares of common stock issued and outstanding.

FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I
Recent Developments
Suspension of operations and adoption of a limited action plan.
On June 20, 2008, Kreido Biofuels, Inc. (“we”, “us” or the “Company”) announced that due to the weakening of the economy, the continued financial market turmoil and the inability to raise needed capital to finance site construction and plant start-up costs, we were suspending work regarding our flagship biodiesel production plant at the Port of Wilmington, North Carolina, and would be exploring other alternatives to secure the value of Company assets and the STT® technology. Since that date, we have wound down our plant development activities and begun monetizing and physically consolidating selected assets. We have focused our attention on identifying, and engaging in discussions with, other companies that have the capacity to acquire some or all of our assets and continue our business while also addressing supplier-creditor matters. We have reduced our operating costs by curtailing our manufacturing operations, site development and other operating activities as well as by reducing our staff from 19 to 7 executive and key technical and accounting personnel who we believe are instrumental in pursuing the Company’s limited action plan and marketing its technology. The Company has incurred, and will continue to incur, costs associated with carrying out its limited action plan. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on the results of operations and on the Company’s cash position. Additionally, there can be no assurances that any of the interested parties will ultimately purchase any or all of the assets or intellectual property of the Company or that all supplier-creditor matters will be addressed and settled.
The goal of this limited action plan is to effect an orderly disposition of our tangible and intangible assets, satisfy our liabilities, and ultimately share the remaining assets, if any, among our shareholders. Our ability to successfully carry out the limited action plan and accomplish this goal will be affected by the business conditions in the alternative fuels industry, general economic conditions, and other matters, many of which are beyond our control. Taking into account these factors and various disposition assumptions, some of which may not materialize, we have made impairment adjustments of approximately $13.4 million to the value of the Company’s assets at June 30, 2008. As a result, our ability to effectively complete our limited action plan is inherently uncertain. In addition, unanticipated and uncertain events and circumstances occurring subsequent to the date of this Quarterly Report may affect the actual value of our assets, cause further related impairment adjustments and the results of our plan both favorably or unfavorably.
Uncertainties relating to realizing value of business and assets.
The Company has reduced the size of its organizational infrastructure. The success of our limited action plan to realize the value of our assets and business is dependent on numerous factors, including the timing and amount of cash received from the monetization of some or all of our assets, the resolution of liabilities, and our ability to effectively carry out the limited action plan with our available cash resources and our limited personnel.
We may be unable to retain key personnel.
Our ability to carry out our limited action plan and to realize and monetize many of our assets may require us to retain qualified individuals. It may become necessary to make arrangements and commitments to retain key executives and employees. If we are unable to retain key executives and qualified technical personnel, it could adversely affect our ability to realize the value of our assets and business.
Realizing the value of the Company’s business and assets may be subject to certain conditions of completion that could result in delays or termination of transactions.
Consummation of any agreements entered into as part of our limited action plan may be subject to a number of customary conditions that would need to be satisfied including stockholder approvals of certain transactions. The failure to satisfy any of the conditions in any of these agreements could cause the subject transactions to be delayed or terminated. As a result, we cannot assure you that we will be able to complete our limited action plan in a timely matter or at values initially agreed into, if at all.

We have limited available cash and have incurred, and will continue to incur, significant transaction costs in connection with carrying out our limited action plan, most of which may be required to be paid even if the plan is not completed.
We have incurred, and will continue to incur, significant transaction costs in connection with pursuing and consummating our limited action plan to realize the value of our assets and business. These costs are primarily associated with the fees of accountants, attorneys and advisors. The payment of these costs without the completion of any transaction is likely to have a material and adverse effect on our operating results and financial condition. Our current cash resources will enable us to continue to pursue our limited action plan through the end of November, assuming that no assets are monetized and we defer paying a majority of our vendors, advisors, accountants and attorneys. If a transaction is delayed beyond November and we are not able to sell some of our assets to raise cash then we may not be able to retain our employees, advisors, accountants, and attorneys through the completion of our limited action plan or engaged transactions.

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$1,409,000	$6,470,000
Other current assets	53,000	56,000

Total current assets	1,462,000	6,526,000
Property and equipment — net	3,828,000	14,148,000
Patents, less accumulated amortization of $231,000 and $201,000 at June 30, 2008 and December 31, 2007, respectively, and a valuation reserve of $639,000 and $223,000 at June 30, 2008 and December 31, 2007, respectively	43,000	421,000
Other assets	38,000	437,000

Total assets	$5,371,000	$21,532,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of capital leases	$59,000	$57,000
Accounts payable	2,654,000	1,538,000
Accrued expenses	293,000	250,000

Total current liabilities	3,006,000	1,845,000
Capital leases, less current portion	65,000	86,000

Total liabilities	3,071,000	1,931,000

Stockholders’ equity

Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding were zero shares	—	—
Common stock, $0.001 par value. Authorized 300,000,000 shares; issued and outstanding were 52,545,992	52,000	52,000
Restricted common stock, $0.001 par value; issued and outstanding were 175,000 and 100,000 as of June 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	47,757,000	47,253,000
Deferred compensation	(28,000)	(31,000)
Deficit accumulated during the development stage	(45,481,000)	(27,673,000)

Net stockholders’ equity	2,300,000	19,601,000

Total liabilities and stockholders’ equity	$5,371,000	$21,532,000

See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Period from
	Three Months	Three Months	Six Months	Six Months	January 13, 1995
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	(Inception)
	2008	2007	2008	2007	to June 30, 2008
Operating expenses
Research and development	$582,000	$278,000	$809,000	$298,000	$17,727,000
General and administrative	2,118,000	1,184,000	3,714,000	1,888,000	12,719,000
Loss on impairment of property and equipment	12,648,000	—	13,364,000	—	13,364,000
(Gain)/Loss on sale of property and equipment	(33,000)	—	(33,000)	—	56,000
Loss from retirement of assets	—	—	5,000	—	326,000

Loss from operations	(15,315,000)	(1,462,000)	(17,859,000)	(2,186,000)	(44,192,000)
Other income (expense)
Interest expense	—	—	—	—	(3,082,000)
Interest income	11,000	229,000	52,000	421,000	805,000
Other income	1,000	—	1,000	—	1,155,000
Other expenses	—	—	—	—	(154,000)

Total other income (expense)	12,000	229,000	53,000	421,000	(1,276,000)

Loss before income taxes	(15,303,000)	(1,233,000)	(17,806,000)	(1,765,000)	(45,468,000)
Income tax expenses	—	—	2,000	1,000	13,000

Net loss	$(15,303,000)	$(1,233,000)	$(17,808,000)	$(1,766,000)	$(45,481,000)

Net loss per share — basic and diluted	$(0.29)	$(0.02)	$(0.34)	$(0.03)	$(0.86)

Shares used in computing net loss per share	52,696,267	52,532,202	52,671,268	52,532,202	52,671,268
See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

							Deficit
							Accumulated
			Restricted Common		Additional		During the
	Common Stock		Stock		Paid-In	Deferred	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Equity
Balance, January 1, 2008	52,545,992	$52,000	100,000	$—	$47,253,000	$(31,000)	$(27,673,000)	$19,601,000
Compensation expense	—	—	75,000	—	504,000	3,000	—	507,000
Net loss	—	—	—	—	—	—	(17,808,000)	(17,808,000)

Balance, June 30, 2008	52,545,992	$52,000	175,000	$—	$47,757,000	$(28,000)	$(45,481,000)	$2,300,000

See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Period from
	Six Months	Six Months	January 13, 1995
	Ended June 30,	Ended June 30,	(Inception)
	2008	2007	to June 30, 2008
Cash flows from operating activities
Net Loss	$(17,808,000)	$(1,766,000)	$(45,481,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	156,000	107,000	1,779,000
Loss on impairment of property and equipment	13,364,000	—	13,364,000
Loss on abandonment of plant development	891,000	—	891,000
(Gain)/Loss on sale of assets	(33,000)	—	56,000
Patent write-down and reserve	416,000	—	886,000
Loss on retirement of assets	5,000	—	326,000
Noncash stock compensation	507,000	413,000	2,116,000
Amortization of convertible debt discount	—	—	1,236,000
Inducement to convert debt discount	—	—	152,000
Inducement to convert debt	—	—	58,000
Changes in operating assets and liabilities:
Prepaid and other assets	402,000	(113,000)	(142,000)
Accounts payable and accrued expenses	1,159,000	2,039,000	3,701,000
Accrued interest on notes	—	—	669,000

Net cash provided by (used in) operating activities	(941,000)	680,000	(20,389,000)

Cash flows from investing activities
Purchase and construction of property and equipment	(4,086,000)	(6,024,000)	(18,712,000)
Proceeds from sale of assets	53,000	—	148,000
Investments in patent application	(68,000)	(70,000)	(1,582,000)

Net cash used in investing activities	(4,101,000)	(6,094,000)	(20,146,000)

Cash flows from financing activities
Proceeds from the issuance of Series A convertible preferred stock	—	—	938,000
Proceeds from the issuance of Series B convertible preferred stock	—	—	1,500,000
Proceeds from the issuance of Series C convertible preferred stock	—	—	2,424,000
Proceeds from the issuance of Series B1 preferred stock	—	—	720,000
Proceeds from the issuance of common stock warrants	—	—	217,000
Proceeds from the issuance of common stock	—	22,843,000	22,849,000
Proceeds from issuance of long-term debt	—	—	14,381,000
Principal repayment of long-term debt and capital leases	(19,000)	(151,000)	(1,085,000)

Net cash provided by (used in) financing activities	(19,000)	22,692,000	41,944,000

Net increase (decrease) in cash and cash equivalents	(5,061,000)	17,278,000	1,409,000
Cash and cash equivalents at beginning of period	6,470,000	59,000	—

Cash and cash equivalents at end of period	$1,409,000	$17,337,000	$1,409,000

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$13,000	$354,000
Income taxes	2,000	1,000	13,000
See notes to unaudited condensed consolidated financial statements.

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Period from
	Six Months	Six Months	January 13, 1995
	Ended June 30,	Ended June 30,	(Inception)
	2008	2007	to June 30, 2008
Supplemental disclosure of noncash investing and financing activities
Acquisition of property and equipment through capital leases	$—	$98,000	$867,000
Additions to property and equipment through settlement of capital lease	—	—	61,000
Additions to property and equipment through issuance of common stock	—	—	100,000
Conversion of notes payable into Series A preferred stock	—	—	1,180,000
Conversion of notes payable into Series C preferred stock	—	—	5,530,000
Conversion of accounts payable into Series C preferred stock	—	—	30,000
Conversion of accrued interest into Series C preferred stock	—	—	441,000
Warrants issued in connection with convertible notes	—	—	2,007,000
Conversion of Series A preferred stock into Series A1 preferred stock	—	—	2,118,000
Conversion of Series B preferred stock into Series A1 preferred stock	—	—	1,511,000
Conversion of Series C preferred stock into Series B1 preferred stock	—	—	8,414,000
Conversion of notes payable into Series B1 preferred stock	—	—	850,000
Conversion of accrued interest into Series B1 preferred stock	—	—	18,000
Conversion of notes payable into common stock	—	5,257,000	5,257,000
Conversion of accrued interest into common stock	—	863,000	863,000
Conversion of Series A preferred stock into Series A1 common stock	—	3,628,000	3,628,000
Conversion of Series B preferred stock into Series A1 common stock	—	10,011,000	10,011,000
Conversion of Kreido Laboratories common stock into common stock	—	155,000	155,000
See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2008
NOTE 1 BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of Kreido Biofuels, Inc. (“Kreido” or “the Company”) at June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. They do not include all information and notes required by United States generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Kreido’s Annual Report on Form 10-KSB as amended by Form 10-KSB/A for the period from inception (January 13, 1995) through December 31, 2007.
The condensed consolidated financial statements were prepared assuming that the Company is a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
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
The cornerstone of Kreido Labs’ technology is its patented STT® (Spinning Tube in Tube) diffusional chemical reacting system, which is both a licensable process and a licensable system. In 2005, the Company demonstrated how the STT® could make biodiesel from vegetable oil rapidly with almost complete conversion and less undesirable by-products. The Company has continued to pursue this activity, has built and tested a pilot biodiesel production unit and, prior to June 20, 2008, was in the process of developing the first of its commercial biodiesel production plants in the United States that if constructed and put into operation was expected to produce approximately 33 million to 50 million gallons per year. On June 20, 2008 the Company announced that due to the weakening of the economy, the continued financial market turmoil and the inability to raise needed capital to finance site construction and plant start-up costs, the Company was suspending work regarding its flagship biodiesel production plant at the Port of Wilmington, North Carolina, and would be exploring other alternatives to secure the value of the Kreido assets and the STT® technology. The Company is pursuing discussion with various parties that have the capacity to acquire some or all of the assets and/or intellectual property of the Company and continue its business but there can be no assurances that any of the interested parties will ultimately purchase any or all of the assets or intellectual property of the Company. If the Company cannot raise adequate cash from the sale of these assets then the Company believes that its cash resources will enable it to continue its business activities through the end of November 2008, assuming that major vendors, advisors, accountants, and attorneys are not paid. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company considers itself a development stage enterprise because it has not yet earned significant revenue from its commercial products or biodiesel production plants.
NOTE 3 LIQUIDITY AND GOING CONCERN ISSUES
The Company, a development stage company, has suffered recurring losses from operations and at June 30, 2008 had an accumulated deficit of $45,481,000 that raises substantial doubt about its ability to continue as a going concern.
NOTE 4 PROPERTY AND EQUIPMENT
Property and equipment at June 30, 2008 and December 31, 2007 is summarized as follows:

	June 30, 2008	December 31, 2007
Furniture and fixtures	$150,000	$151,000
Machinery and equipment	1,067,000	857,000
Office equipment	133,000	136,000
Leasehold improvements	254,000	254,000
Spare plant parts and equipment	1,782,000	—
Construction in progress	14,417,000	13,301,000

Total	17,803,000	14,699,000
Less accumulated depreciation and amortization	(611,000)	(551,000)
Less valuation reserve	(13,364,000)	—

Net book value	$3,828,000	$14,148,000

The Company has manufactured spare STT® Reactors, which are in various stages of completion, and has purchased spare parts for these reactors. These reactors and spare parts may be used as backup for a plant once the technology is proven. As of June 30, 2008, because the technology of the STT® Reactors has not been proven under commercial production conditions and due to funding limitations, the Company has reserved $1,583,000 of the capitalized overhead and labor costs of these spare reactors as well as a significant portion of the cost of the spare parts and equipment as a possible impairment.
Additionally, given the Company’s current financial situation, the Company assessed the potential value of its assets capitalized as construction in progress and determined an estimated value for a realized sale of the equipment that has been constructed. The estimated value was based on discussions with prospective purchasers and vendors and/or manufacturers of the equipment to estimate a reasonably possible realizable amount and fair value. Based on this analysis, as of June 30, 2008 the Company recorded $11 million as a possible impairment reserve against the construction in progress in property and equipment. The Company also assessed the fair value of its remaining property and equipment, excluding construction in progress assets, and has recorded a reserve of $809,000 as a possible impairment of these assets.
The Company accounts for its property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company tested its property and equipment for recoverability because there is a current expectation that it is more likely than not, the property and equipment will be sold or otherwise disposed of significantly before they are put into service.
Depreciation expense for the three and six months ended June 30, 2008 was $68,000 and $126,000, respectively, including related depreciation for capital leases. Equipment recorded under capital leases totaled $230,000 and $456,000 at June 30, 2008 and December 31, 2007, respectively.
NOTE 5 CONSTRUCTION IN PROGRESS AND PLANT DEVELOPMENT ACTIVITIES
In October 2007, the Company completed the construction and test operation of a pilot biodiesel production unit (“pilot plant”) at an existing biodiesel production facility operated by Foothills Bio-energies, LLC. Full pilot plant operations were never fully undertaken and the Company has requested that any operations be terminated and is planning to retrieve the equipment from the facility in order to prepare it for possible resale to another potential purchaser. As discussed in Note 2 above, the Company suspended the construction and development of the full scale plant site. Upon suspension of the full scale plant development, the Company wrote off $891,000 of costs specific to the proposed plant site which had been previously capitalized as construction in progress. The write off was charged to general and administrative expenses during the three months ended June 30, 2008. As discussed in Note 4 above, the Company has established a possible impairment reserve against the construction in progress for property and equipment. Construction costs incurred and capitalized consist of (1) architectural, design and engineering; (2) labor, overhead and materials to build in-house the four STT® Reactors; (3) designing, engineering and manufacturing of the plant production unit which includes components such as centrifuges, tanks, control panels and other equipment being built by third parties for delivery to the plant site; and (4) the general contractor fees, engineering and construction of the buildings and physical improvements including tanks, piping, boilers and various lab and other equipment and machinery comprising the plant. As of June 30, 2008, development expenditures of $14.4 million have been incurred and recorded as construction in progress and, approximately $2.3 million has been recorded as outstanding payables for services, equipment and construction work incurred through June 30, 2008 provided by sub-contractors and equipment vendors. The Company has not entered into additional purchase orders and contracts.

NOTE 6 NET LOSS PER COMMON SHARE
Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted-average number of common and common equivalent shares outstanding during the period.  For the six months ended June 30, 2008, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss. During the six months ended June 30, 2008 and 2007, the Company issued additional stock option shares of 75,000 and 1,355,384, respectively. The Company also cancelled stock options of 85,000 and 192,398 shares for the six months ended June 30, 2008 under its 2006 Equity Incentive Plan and 1997 Stock Compensation Program, respectively. No options were cancelled for the same period in 2007.

		Period from
		Inception
	Six Months	(January 13,
	Ended June 30,	1995) through
	2008	June 30, 2008
Weighted-average shares used to compute basic and diluted net loss per common share:	52,671,268	52,671,268

Securities convertible into shares of common stock not used to compute net loss per share because the effect would be anti-dilutive:
Stock options under the 2006 Equity Incentive Plan	3,385,400	3,289,150
Stock options under the 1997 Stock Compensation Program	972,587	1,015,116
Stock associated with warrants arising from private placement of common stock	18,498,519	18,498,519
Other stock associated with warrants	437,355	437,355

	23,293,861	23,240,140

NOTE 7 STOCK-BASED COMPENSATION
Effective January 1, 2006 the Company adopted SFAS 123(R) “Share Based Payment” using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R).
Upon the adoption of SFAS123(R), the Company recorded $2,000 and $5,000 of compensation costs for the six months ended June 30, 2008 and 2007, respectively, relating to stock options granted to employees and non-employees from 2003 to 2006. The compensation costs are based on the fair value of the stock options at the grant date.
In December 2007, the Company issued 100,000 shares restricted common stock to one of its officers. The shares are subject to repurchase by the Company for $1,000 if the officer terminates his employment voluntarily or is terminated for cause before May 31, 2009. This transaction was recorded under deferred compensation and amortized over a period of 18 months. In April 2008, the Company issued 75,000 shares restricted common stock to one of its officers. The shares are subject to repurchase by the Company for $750 if the officer terminates his employment voluntarily or is terminated for cause before April 30, 2009. This transaction was recorded under deferred compensation and amortized over a period of 12 months. Compensation expense for the six months ended June 30, 2008 was $12,000.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The fair value of the options issued during the year ended June 30, 2008 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates 2.75% and 3.03%, expected life range of 5.25 to 5.583 years and expected volatility of 92%. The expected stock price volatility assumption was based on the average volatility of similar public companies for the period prior to the Company’s reverse merger. The expected term assumption used in the option pricing model was based on the “safe harbor” approach under SEC Staff Accounting Bulletin (SAB) No. 107, (SAB 107), where the “expected term = ((vesting term + original contractual term) / 2).” The risk free interest rate assumption was based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected term. A projected dividend yield of 0% was used as the company has never issued dividends.
Summary stock option activity is as follows:

		Weighted
	Number of	Average Exercise
	Options	Price
Balance at December 31, 2007	4,385,384	$0.65

Granted	250,000	0.20
Exercised	—	—
Cancelled	(277,397)	1.00

Balance at June 30, 2008	4,357,987	$0.44

The Company has recorded in general and administrative expenses, $4,000 of compensation expense for the six month period ended June 30, 2007, relating to stock options issued to non-employees for services rendered during that period. There was no compensation expense for stock options issued to non-employee for the six months ended June 30, 2008.
The following table summarizes information regarding options outstanding and options exercisable at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of Exercise	Outstanding at	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Prices	June 30, 2008	Contractual Life	Exercise Price	June 30, 2008	Exercise Price
$0.09 – 0.19	1,035,573	1.77	$0.09	910,573	$0.09
$0.20 – 0.89	2,573,789	9.17	0.36	1,409,631	0.38
$0.90 – 1.85	748,625	8.77	1.17	748,625	1.17

	4,357,987	7.64	$0.44	3,068,829	$0.49

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
In accordance with the provisions of SFAS 123(R), the Company has recorded stock-based compensation expense of $493,000 for the six months ended June 30, 2008, which includes the compensation effect for the options repriced. The stock-based compensation expense is based on the fair value of the options at the grant date. Stock-based compensation expense for the six months ended June 30, 2007 was $408,000.

NOTE 8   CONTINGENCY
In March 2004, Kreido Labs and a former officer and shareholder of Kreido Labs reached agreement on the terms of a settlement of disputes arising out of the termination of the former officer and shareholder’s employment with Kreido Labs. The settlement was never completed. The former officer and shareholder has demanded implementation of the settlement including the payment of approximately $190,000 plus interest. Kreido Labs disputes any obligation to the former officer and shareholder. The Company will continue to assess the progress of the dispute.
NOTE 9   SUBSEQUENT EVENT
In July 2008, the Company received $400,000 in full settlement of a claim it had against a former professional advisor. The settlement included a release of all of the Company’s claims against the former professional advisor.

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

Plan of Operations
On June 20, 2008, we announced that we were suspending our plan to commercialize our proprietary equipment system for biodiesel production on an industrial scale and to become one of the leading providers of biodiesel in the United States and elsewhere. We expected to execute our business plan by generating revenues from multiple sources: 1) by building and operating our own STT® biodiesel Production Units; 2) licensing our STT® Reactor-based technology to others which may require one of our production units to be in operation, and 3) in the longer term, by providing technology and investing in businesses that will develop or use our STT® Reactor-based technology for production of biofuels and other products. We are now pursuing a limited action plan to realize the value of our assets and our STT® technology.
Since June 20, 2008, we have wound down our plant development activities, and begun monetizing and physically consolidating selected assets. We have focused our attention on identifying, and engaging in discussions with, other companies that have the capacity to acquire some or all of our assets and continue our business while also addressing supplier-creditor matters. We have reduced our operating costs through curtailing our manufacturing operations, site development and other operating activities as well as reducing our staff from 19 to 7 executive and key technical and accounting personnel who we believe are instrumental in pursuing the Company’s limited action plan and marketing its technology. The Company has incurred, and will continue to incur, costs associated with carrying out its limited action plan. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on the results of operations and on the Company’s cash position. Additionally, there can be no assurances that any of the interested parties will ultimately purchase any or all of the assets or intellectual property of the Company or that all supplier-creditor matters will be addressed and settled.
The goal of this limited action plan is to effect an orderly disposition of our tangible and intangible assets, satisfy the Company’s liabilities, and ultimately share the remaining assets, if any, among our shareholders. Our ability to successfully carry out the limited action plan and accomplish this goal will be affected by the business conditions in the alternative fuels industry, general economic conditions, and other matters, many of which are beyond our control. Taking into account these factors and various disposition assumptions, some of which may not materialize, we have made impairment adjustments of approximately $13.4 million to the value of our assets at June 30, 2008. Our ability to effectively complete our limited action plan is inherently uncertain. In addition, unanticipated and uncertain events and circumstances occurring subsequent to the date of this Quarterly Report may affect the actual value of our assets, the related impairment adjustments and the results of our plan both favorably or unfavorably.
Consolidated Results of Operations for the six months ended June 30, 2008 and 2007
Operating Expenses
Operating expenses of $17.9 million for the six months ended June 30, 2008 increased by $15.7 million compared to $2.2 million for the same period in 2007. Research and development expense for the six months ended June 30, 2008 were $809,000 compared to $298,000 for the same period in 2007, an increase of $511,000. Research and development expenses increased for the first half of 2008 compared to the same period in 2007 due to the hiring of a chief technology officer and a scientist in the second quarter of 2007 whose costs were not reflected in the earlier months of 2007 and also to the patent valuation write down of $639,000 in 2008. We expect research and development expenses to be at a minimum in the future. General and administrative costs increased to $3.7 million for the six months ended June 30, 2008 from $1.9 million for the same period in 2007. The increase was related primarily to the rental of tanks from Vopak and the write off of capitalized site specific costs related to the proposed full scale plant site, the costs associated with being a public company, an increase in stock compensation expense from the issuance and repricing of stock options to employees and an increase in payroll related costs from the hiring of additional personnel. Also during 2008, we expensed $13.4 million of costs attributed to plant assets and costs associated with building extra reactors and acquiring spare parts as an impairment reserve. We expect general and administrative costs to decrease compared to the first six months of the year as we complete the winding down of our operations and pursue our limited action plan to realize the value of our assets and business. Additionally, we will continue to incur costs associated with operating as a public reporting entity.

Other Income (Expense)
Other income (expense) for the six months ended June 30, 2008 declined to $53,000 from $421,000 for the same period in 2007. Other income for the six months ended June 30, 2008 and 2007 consisted of interest income. The interest income decrease reflects the changes in the available cash balances.
Net Loss
Net loss for the six months ended June 30, 2008 was $17,808,000, or about 908% increase compared to the net loss of $1,766,000 for the same six month period for 2007. There were no net sales or gross profit for the six months ended June 30, 2008 and 2007. We expect to incur net losses for the foreseeable future as we continue to pursue our limited action plan.
Consolidated Results of Operations for the three months ended June 30, 2008 and 2007
Operating Expenses
Operating expenses of $15.3 million for the three months ended June 30, 2008 increased by $13.8 million compared to $1.5 million for the same period in 2007. Research and development expense for the three months ended June 30, 2008 were $582,000 compared to $278,000 for the same period in 2007, an increase of $304,000. The increase in research and development expenses was due primarily to the patent valuation write down of $398,000 in the second quarter of 2008. General and administrative costs increased to $2.1 million for the three months ended June 30, 2008 from $1.2 million for the same period in 2007. The increase was related primarily to the write off of $891,000 of capitalized site specific costs related to the proposed full scale plant site. Development of the full scale plant site was suspended on June 20, 2008. Also during 2008, we expensed $13.4 million of costs attributed to plant assets and costs associated with building extra reactors and acquiring spare parts as an impairment reserve. We expect general and administrative costs to decrease compared to the prior three months of 2008 as we complete the winding down of our operations and pursue our limited action plan to realize the value of our assets and business. Additionally, we will continue to incur costs associated with operating as a public reporting entity.
Other Income (Expense)
Other income (expense) for the three months ended June 30, 2008 declined to $12,000 from $229,000 for the same period in 2007. Other income for the three months ended June 30, 2008 and 2007 consisted of interest income. The interest income decrease reflects the changes in the available cash balances.
Net Loss
Net loss for the three months ended June 30, 2008 was $15,303,000 compared to the net loss of $1,233,000 for the same three month period for 2007. There were no net sales or gross profit for the three months ended June 30, 2008 and 2007. We expect to incur net losses for the foreseeable future as we continue to pursue our limited action plan.
Liquidity and Capital Resources
A summary of our sources and use of cash for the six months ended June 30, 2008, is as follows:
•	Source of cash consisted of interest income of $52,000.
•
Uses of cash consisted of plant development costs including purchases of fixed assets and construction of plant components and reactors of $4.1 million, operating expenses of $2.1 million (net of non-cash expenses such as loss on impairment of property and equipment, stock compensation, and depreciation and amortization), repayment of capital leases of $19,000 and investments in patents of $68,000 for a total use of cash of approximately $6.3 million.

•
The decrease in cash balance to $1.4 million results from net sources of $52,000 less uses of cash of $6.3 million plus an increase in the amounts due to vendors of $1.2 million which will be paid in future periods.

The details of the cash flow activities for the six months ended June 30, 2008 are discussed below.
Net cash used by operating activities for the six months ended June 30, 2008 was $941,000 as compared to net cash provided by operating activities of $680,000 for the same period in 2007. Net cash used by operations in 2008 is primarily related to operating costs and an increase in accounts payable which consisted of certain large payments due to vendors associated with the construction of our biodiesel production plant. In addition, we supplemented our net operating loss with a $13.4 million reserve for the possible impairment of our fixed assets. We also incurred an increase in stock compensation costs compared to the prior period.
Net cash used by investing activities for six months ended June 30, 2008 was approximately $4.1 million which was a decrease from $6.1 million used by investing activities for the same period in 2007. The cash used in 2008 and 2007 consisted primarily of the purchase and construction of equipment and facilities associated with our Wilmington Plant. Costs of the plant consist of: (1) site selection, leasing, permitting and other legal compliance; (2) architectural, design and engineering; (3) labor, overhead and materials to build in-house the STT® Reactors; (4) designing, engineering and manufacturing of the plant production unit which includes components such as centrifuges, tanks, control panels and other equipment being built by third parties for delivery to the plant site; and (5) the general contractor fees, engineering and construction of the buildings and physical improvements including tanks, piping, boilers and various lab and other equipment and machinery comprising the plant. In addition, approximately $2.3 million has been recorded as outstanding payables for services, equipment and construction work incurred through June 30, 2008 provided by sub-contractors and equipment vendors. We also invested $68,000 in patents for six months ended June 30, 2008.
Net cash used by financing activities for six months ended June 30, 2008 was $19,000 which is due to repayment of capital lease obligations. For the same period in 2007, $22.7 million was provided by financing activities consisting primarily of the private placement sale of our common stock netting proceeds to us of approximately $23 million. This was offset by the repayment of outstanding notes and the payment of capital leases of $151,000.

In furtherance of our limited action plan, in July, 2008, we received $400,000 in full settlement of a claim we had against a former professional advisor, which settlement included a release of all of the Company’s claims against the former professional advisor.
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

Impairment of Long-Lived Assets
We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, a loss is recorded as the excess of the asset’s carrying amount over its fair value. Management has performed an assessment of the fixed assets of the Company which includes assessments of the future realizable value of the assets through discussion with potential buyers and our current manufactures and vendors though a formal appraisal was not obtained due to its cost. Based on this analysis, we have reserved a significant portion of the amount of our assets for future plants, spare parts and other fixed assets though there can be no assurance that additional reserves or write offs may be required nor that a reduction in the current reserve may be recorded when the actual realized value of the fixed assets are determined through sale or exchange.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed, under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer (who is also our Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities Exchange Act of 1934). In performing this evaluation, management reviewed, among other things, the selection, application and monitoring of our historic accounting policies. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures at June 30, 2008 and thereafter were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control Over Financial Reporting
No significant changes in our internal controls over financial reporting has occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
As a small reporting company, we are not required to provide the information required by this item. However, investors should recognize that an investment in our common stock is highly speculative and involves a high degree of risk. Investors should carefully consider the risks discussed above under “Recent Developments” as well as the various risks discussed in our Annual Report on Form 10-KSB/A for fiscal year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2008 that may continue to be applicable in light of the limited action plan described above, before making an investment decision.
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
John M. Philpott, Chief Financial Officer
(Duly Authorized Officer and Principal Executive Officer)
Date: September 19, 2008

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith