Form 10-K
period 2008-12-31
Kreido Biofuels, Inc.
filed 2009-03-31
CIK 1342219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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
Issuer’s telephone number, including area code: (805) 389-3499
Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
Securities registered pursuant to Section 12(g) of the Exchange Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☑
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the issuer, computed by reference to the price at which the common stock was sold, as of March 19, 2009 was approximately $150,000. (All officers and directors of the issuer are considered affiliates). At March 19, 2009 the issuer had 52,720,992 shares of common stock issued and outstanding.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2008

CAUTIONARY STATEMENT
The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report.
As used in this report, the terms “we,” “us,” and “our,” mean Kreido Biofuels, Inc. and our subsidiaries, unless otherwise indicated.
PART I
Item 1. BUSINESS
Recent Developments
Kreido Biofuels, Inc. (“Kreido” or the “Company”) developed the STT® system, a proprietary process intensification technology that offers a complete modular biodiesel production system. The STT® system is designed to improve production efficiency and flexibility while using less equipment and infrastructure. Before suspending our active operations in late June, 2008, we were developing a biodiesel production plant for construction in Wilmington, North Carolina and planned to develop additional biodiesel production plants in the U.S. and license our STT® reactor technology internationally and in the U.S.
On March 5, 2009, Kreido sold to Four Rivers BioEnergy, Inc. (“Four Rivers”) its STT® reactor technology, STT® reactors and biodiesel production plant equipment (the “Asset Sale”). As a result of the Asset Sale, our primary assets are 1,180,000 shares of Four Rivers common stock and a common stock purchase warrant to purchase 200,000 shares of Four Rivers common stock at an exercise price of $8.00 per share. We have agreed to hold the Four Rivers shares and warrant for a 360 day lock-up period (February 28, 2010). At the end of that period we will decide whether to sell or distribute the Four Rivers stock. Our current intention is to identify a business other than investing, owning, trading and holding securities that we can engage in within the year after closing the Asset Sale.
Four Rivers
Four Rivers is a development stage company with a business plan to build, through acquisition, expansion, improvement, consolidation and green field development, as appropriate, a network of logistically and technologically differentiated, profitable bioenergy plants across the United States and potentially elsewhere. The two principal elements of its strategy are:
•
To build a state of the art, multi-product, integrated bioenergy facility on it’s approximately 437 acre site located on the Tennessee River approximately 12 miles upriver of Paducah, near Calvert City, Marshall County, Kentucky. This is expected to be completed in a number of phases, and is currently planned to include biodiesel, bio-ethanol and their co-products together with renewable power generation and integration of these facilities with an infrastructure development to facilitate optimum logistics capability.

•
To selectively acquire existing bioenergy assets and to improve, expand and consolidate them into its planned network of assets, applying new technologies and its operational know-how and expertise. The assets will be selected based upon strict criteria to meet the strategic objectives of Four Rivers and to service the markets across the U.S. and elsewhere.

Four Rivers is run by a dedicated team experienced in the construction, operation and trading risk management of biofuel and petrochemical plants. Four Rivers plans to commercialize the STT® technology for the production of bio-diesel and other by-products. Four Rivers has indicated to us that it plans to relocate the acquired Kreido biodiesel production plant equipment to Calvert City, Kentucky.

Additional information regarding Four Rivers can be found in its Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 20, 2009 and its Quarterly Report on Form 10-Q for the period ended January 31, 2009 filed with the SEC on March 16, 2009.
The information in this Annual Report regarding Four Rivers, including various risk factors, is derived from the Four Rivers Annual Report on Form 10-K for the fiscal year ended October 31, 2008.
The March 5, 2009 Asset Sale
The assets sold by the Company to Four Rivers comprised of the following:
(a) all of our STT® reactors, our modular biodiesel production plant, plant operating and mechanical systems, extra parts and supplies, and miscellaneous manufacturing tools and equipment (collectively, the “Physical Purchased Assets”);
(b) our patents, patent applications, trademarks and service marks (other than the trade name and mark “Kreido”) and other registered and unregistered intellectual property including engineering drawings;
(c) certain contracts related to the Physical Purchased Assets; and
(d) (i) all insurance proceeds and rights thereto derived from loss, damage or destruction of or to any of the assets after the closing, and prior to the closing, to the extent not utilized prior to the closing to repair or replace the insured items; and (ii) any rights which we may have against any of our suppliers or vendors under express or implied warranties, to the extent assignable, relating to the Physical Purchased Assets or any right to receive any reimbursement or indemnification in respect thereof.
Kreido retained ownership and rights to various leasehold improvements and office equipment and furniture, insurance policies not assigned to Four Rivers and all rights, title and interest in and to claims made by Kreido in the matter known as United States Securities and Exchange Commission v. Louis Zehil, et. al. 07 Civ 1439 (LAP). In addition, Kreido continues to own and is attempting to sell to third parties various tanks, ion exchange resin and pieces of equipment not acquired by Four Rivers.
As consideration for the sale of the assets, Kreido received the following:
(a) the cancellation of indebtedness in the amount of $100,000 owed by Kreido to Four Rivers pursuant to a promissory note issued to Four Rivers in exchange for a $100,000 loan made concurrently with the execution of the Asset Purchase Agreement. The proceeds of the loan were used to pay down amounts owed to a creditor;
(b) additional cash in the amount of $2,700,000 (including $150,000 retained in escrow pending the resolution of certain creditor claims), which was or will be used to settle amounts owed to our creditors other than our officers and directors;
(c) 1,200,000 shares of Four Rivers common stock, of which 20,000 shares have been transferred to a former creditor in settlement of its account and 300,000 shares have been deposited in escrow and will be delivered to Kreido only upon delivery of notice of the exercise of warrants issued by Kreido on or about January 12, 2007 and only to the extent required to meet its obligations under such warrants;
(d) a Common Stock Purchase Warrant representing the right to purchase up to 200,000 shares of Four Rivers common stock at an exercise price of $8.00 per share and having an expiration date of March 5, 2014; and
(e) the assumption of various purchase orders and an equipment lease previously placed by Kreido with equipment vendors.
As part of the Asset Sale, the Company entered into an Asset Purchase Agreement which contained representations and warranties made by each of the parties regarding aspects of their relative businesses, financial condition and structure, as well as other facts pertinent to the Asset Sale.

The representations and warranties of each of the parties to the Asset Purchase Agreement expire on March 5, 2010. The representations included in the Asset Purchase Agreement were made by each of Kreido and Four Rivers to each other. The representations and warranties were made as of specific dates, are (along with the conduct of business covenants also described) subject to important qualifications, limitations and exceptions agreed to by Kreido and Four Rivers in connection with negotiating the terms of the Asset Purchase Agreement, and have been included in the Asset Purchase Agreement for the purpose of allocating risk between Kreido and Four Rivers rather than to disclose matters of fact.
The Asset Purchase Agreement provides that the parties will indemnify each other for any losses and expenses incurred by, among other things, breaches of representations, warranties and covenants made in the Asset Purchase Agreement. Neither party is required, however, to indemnify the other for losses incurred until the total of all indemnifiable losses exceeds $50,000, in which case, the indemnified parties will be entitled to indemnification to the full amount of the indemnifiable losses incurred by them, provided that the total amount of indemnifiable losses that either party shall be obligated to pay to the other party shall not exceed $1.0 million. All indemnity claims are to be satisfied by using shares of Four Rivers common stock valued at $8.00 per share.
On or before April 5, 2009, Four Rivers may submit a claim to Kreido regarding lost, stolen or damaged Physical Purchased Assets and call upon the Company to repay to Four Rivers, in cash, the agreed value of the lost, stolen or damaged assets up to $300,000 net of any anticipated insurance proceeds.
Agreements Relating to Four Rivers Stock
A total of 900,000 shares of Four Rivers common stock were issued directly to Kreido at the closing of the Asset Sale. Kreido transferred 20,000 shares to a creditor in settlement of its account. An additional 300,000 shares of Four Rivers common stock were issued to Kreido and immediately placed in escrow with the Four Rivers transfer agent for release to Kreido if, when, and to the extent Kreido warrants are exercised. The 880,000 shares of Four Rivers common stock held directly by Kreido represent approximately 9.9% of the issued and outstanding voting stock of Four Rivers at March 11, 2009. So that Kreido may not be subject to limitations on resales of restricted securities imposed on affiliates of issuers under SEC Rule 144, Kreido has agreed to take steps to avoid affiliate status. Prior to February 28, 2010, neither Kreido, nor any person who is then or at any time within three months before the proposed date of purchase has been an officer or director of Kreido or any affiliate of such person, may (a) purchase or otherwise acquire, directly or indirectly, any shares of Four Rivers common stock or derivative securities of Four Rivers common stock, including puts, calls swaps and other similar instruments, other than upon exercise of Kreido warrants, (b) take any action to nominate a person for election as a director of Four Rivers, accept any nomination for election or appointment as a director of Four Rivers, or accept an appointment as an officer of Four Rivers, or (c) enter into any contract or agreement with Four Rivers or any other person or entity that would have the effect of Kreido, directly or indirectly controlling, being under common control with or being controlled by Kreido or having the power to influence or influencing the policies and management of Four Rivers.
Under a voting agreement made at the closing of the Asset Sale, the President and Chief Financial Officer of Four Rivers hold an irrevocable proxy to vote all shares of Four Rivers common stock held in escrow by the transfer agent at any meeting of the Four Rivers stockholders to establish a quorum and in such officer’s discretion or any matter presented to the Four Rivers stockholders.
If Four Rivers determines that Kreido is an affiliate of Four Rivers, upon request of Kreido, Four Rivers will be required to register the shares of Four Rivers common stock issued to Kreido, the Four Rivers warrant and the underlying warrant shares under the Securities Act of 1933, as amended, and to keep the registration statement current until the Four Rivers securities are disposed of in accordance with the registration statement or may be sold under SEC Rule 144(i) without regard to any volume limitation under the Rule. In addition, if Four Rivers has agreed to offer to include the Four Rivers warrant and underlying warrant shares in any registration statement that it files to register shares for sale on its account or for resale of shares issued to other Four Rivers stockholders.

Future Operating Plan
On April 15, 2009, we plan to reduce our staff to one executive officer, John Philpott. Mr. Philpott, working under the direction of the Kreido board of directors, will manage the Company’s remaining assets, attend to the Company’s reporting requirements and pursue and evaluate opportunities for the Company to acquire an operating business. There can be no assurance that any such acquisition will be proposed, and if none is proposed before February 28, 2010, the Company may undertake to sell or distribute its Four Rivers common stock and Four Rivers warrant. It is presently contemplated that any proposed acquisition or plan of liquidation will be presented to the Kreido stockholders for approval.
Kreido History
Kreido was incorporated as Gemwood Productions, Inc. under the laws of the State of Nevada on February 7, 2005. We changed our name from Gemwood Productions, Inc. to Kreido Biofuels, Inc. on November 2, 2006. Kreido Laboratories or Kreido Labs, our wholly-owned subsidiary, was incorporated under the laws of the State of California on January 13, 1995 and other wholly owned subsidiaries, Kreido Wilmington, LLC and Kreido Chicago, LLC, were organized under the laws of the State of Delaware on April 26, 2007.
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
Also contemporaneously with the closing of the Merger, we split-off another wholly-owned subsidiary, Gemwood Leaseco, Inc., a Nevada corporation, through the sale of all of the outstanding capital stock of Gemwood Leaseco, Inc. As a consequence of the sale of Gemwood Leaseco, Inc., we discontinued all of our business operations which we conducted prior to the closing of the Merger, and spun off all material liabilities existing prior to that date in any way related to our pre-closing business operations. Our primary operations became those operated by Kreido Labs.

Overview of Our Former Business
Kreido Labs was founded in 1995 to develop proprietary technology for building micro-composite materials for electronic applications. We thereafter sought to develop the technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the pharmaceutical and chemical industries. We designed and developed the STT® Reactor which incorporates our patented “spinning tube-in-tube” design configuration to improve the speed and yield of chemical reactions. The U.S. Environmental Protection Agency, the EPA, has been using our STT® Reactor-based technology (see “The STT® Biodiesel Production Technology” below) in one of its largest laboratories since 2004 to develop and evaluate new chemical processes and optimize protocols for use of the STT® Reactor by public and private entities.
Beginning in the last quarter of 2005, we began to evaluate the advantages of the STT® Reactor specifically for the production of biodiesel. We believe we have developed a lower-cost, higher output system for the production of diesel motor fuel that is derived from vegetable oils rather than petroleum and is classified under industry standards as biodiesel. Our business goal was to commercialize our proprietary equipment system for biodiesel production on an industrial scale and to become one of the leading providers of biodiesel in the United States and elsewhere. In the first quarter of 2006, we decided to focus almost exclusively on the biodiesel industry and began to prepare and execute our business plan. As part of that business plan, we incorporated the STT® Reactor into a biodiesel production system, or the “STT® Production Unit”, that could be constructed onto modules at a centralized location and transported to, and installed at, biodiesel production plant sites. By executing our business plan we expected to generate revenues over the next few years from multiple sources; first, from operating our own STT® Production Units; next, and likely after the first biodiesel production unit was operating, by licensing our STT® Reactor-based technology to others; and, in the longer term, by proving technology or investing in businesses that will develop or use the STT® Reactor-based technology for production of biodiesel or other products. Because of the deteriorating conditions in the capital markets, on June 20, 2008 announced that we were suspending our business plan and would be focusing our attention on merger and asset sale transactions.
Biodiesel Fuel
We believe that Four Rivers, the current owner of the STT® technology, will deploy that technology in its multi-product integrated bioenergy facility planned to be developed on its approximately 437 acre site located on the Tennessee River approximately 12 miles up river of Paducah, near Calvert City, Marshall County, Kentucky. We expect that the STT® Production Unit will be used by Four Rivers to produce biodiesel fuel.
Biodiesel fuel is a sustainable, renewable transportation fuel with a growing market in the United States and internationally. As an alternative and supplement to petrodiesel and other petroleum-based fuels, biodiesel has several advantages, including:
•	extending domestic diesel fuel supplies;
•	reducing dependence on foreign crude oil supplies;
•	expanding markets for domestic and international agricultural products; and
•	reducing emissions of greenhouse gases and other gases that are regulated by the EPA.
As a result of the benefits that are expected to be derived from the widespread use of biodiesel, legislation, as well as taxation and public policy, favor and, in some jurisdictions, require the increasing use of biodiesel instead of or blended with petrodiesel.
To address the anticipated market demand for biodiesel, we developed the STT® Biodiesel Production Unit, the STT® Production Unit, a system of chemical processing equipment based on our patented highly efficient fluid dynamics-based process. This process permits accelerated rates of transesterification and increased yields over shortened production cycles, among other advantages. The STT® Reactor-based technology, as applied to the production of biodiesel, is the subject of five issued U.S. patents (plus one pending application for U.S. patents), as well as international counterparts for most of these patents and applications. These issued patents expire between 2011 and 2023.
The STT® Production Unit is made up of four basic components: (1) the feedstock delivery system, (2) the STT® Reactor system, (3) the biodiesel/glycerin separator and polishing system, and (4) the methanol recovery system. We manufactured the STT® Reactors ourselves and we engaged qualified third party contractors to construct the STT® Production Unit.

The spinning tube-in-tube technology employed in the STT® Reactor optimizes the specific chemical reactions required for transesterification, the process by which biodiesel is produced from vegetable oils and methanol. The STT® Production Unit is based on the STT® Reactor and is “pipe-to-pipe,” meaning that it includes all the equipment necessary for the manufacturing process, from the ingestion of raw materials, or feedstocks, to the output of finished biodiesel fuel ready to sell. We believe that the STT® Production Unit will reduce the cost of production of biodiesel and make it more economically competitive with petroleum-based fuels over a broad range of crude oil prices. We also believe that the design features of the STT® Reactor reduces the time required for manufacturing scale-up and, therefore, results in faster returns on the cost of installation than conventional reactor systems.
We developed our technology over an 11 year period at a total incurred cost of more than $20 million which includes amounts we spent on research, product development and initial production of the various reactor units, principally for use in the pharmaceutical and chemical processing as well as the large-scale continuous production of biodiesel in commercial quantities.
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
Chemical Reaction. In the chemical reaction step, a mix of biodiesel, glycerin and soap is produced from feedstock, alcohol and a catalyst. The collection of equipment that performs this chemical reaction step in producing biodiesel is referred to as the “reactor,” and the process typically requires an extended period of time. Depending on the type of reactor used, the mix of biodiesel, glycerin and soap produced requires differing degrees of further processing to separate the methyl esters comprising the biodiesel from the glycerin and soap, to clean or “polish” both the biodiesel and glycerin, and to recover excess alcohol from both the biodiesel and glycerin. Generally, the more efficient the reactor, the less downstream processing that is required. If the feedstock used is high in free fatty acids, an esterification step is used before the chemical reaction step to form an ester having an acceptable free fatty acid level.
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
The ability to produce biodiesel from various vegetable oils may result in biodiesel being more attractive to a fuel producer than a fuel that relies on a single feedstock, such as crude oil. It is important for the fuel producer to have a biodiesel production unit that can use a variety of feedstocks and that can switch between them quickly and economically, one of the benefits of the STT® Production Units.
Worldwide biodiesel feedstock production has been increasing. In 2005, worldwide production of palm oil surpassed soybean oil to take the lead as the most abundant vegetable oil produced worldwide. In the future, significant feedstock supplies may also be derived from as jatropha carcus and eventually from algae grown in bio-reactors.
Farmers continue to leverage farming technology and methodology improvements to get more yields from their farmland. For example, according to the USDA’s Economic Research Service, soybean crop yields in the U.S. have increased 84% in the last 45 years, from 23.5 bushels per acre in 1960 to 43.3 in 2005.
The STT® Biodiesel Production Technology
The STT® Reactor
We designed the STT® Reactor to be the heart of the STT® Production Unit. The STT® Reactor is the component of the STT® Production Unit in which the biodiesel transesterification chemical reaction occurs. Using the “spinning tube-in-tube” design configuration, the STT® Reactor employs a flowing film concept instead of the volume-based methodology used in most conventional biodiesel reactor systems. The flowing film format mixes reactants in an extremely narrow gap that is created between a highly-polished, rapidly-spinning rotor and a non-rotating stator. Reactants placed in this environment experience forces that induce highly efficient mixing at the molecular level. This level of mixing helps to dramatically improve the speed and yield of reactions which occur during the manufacturing process and enhances the quality and uniformity of the end product being produced. The flowing film format also helps to avoid problems and inefficiencies that affect traditional volume-based production, such as large temperature gradients, scale-up constraints, excessive waste and downstream processing.
In tests conducted by us, the STT® Reactor accelerated the speed of chemical reactions by up to three orders of magnitude and significantly improved yields. It also enabled the control and quality of chemical processes in real time and decreased the time required for manufacturing scale-up.
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
The STT® Reactor and process are protected by issued and pending United States and international patents, including PCT applications, all of which have been assigned to Four Rivers. The issued patents expire between 2011 and 2023. Corresponding foreign patent applications, also assigned to Four Rivers, were filed in a number of countries during the PCT application process.

The STT® Production Unit
The STT® Production Unit is a complete, pipe-to-pipe biodiesel production unit that includes all of the components necessary to take feedstock in on one end and deliver ASTM-quality biodiesel out of the other end. The biodiesel production unit is made up of four basic components: (1) the feedstock delivery system, (2) the STT® Reactor, (3) the biodiesel/glycerin separator and polishing system and (4) the methanol recovery system. We designed the STT® Production Unit as components that sit on platforms that can be constructed as modules at a central location and transported to, and installed at, production plant sites. Prefabricated equipment, such as boilers and chillers, can be shipped directly to, and also installed at, the production plant sites.
Using the STT® Reactor, we believe that the STT® Production Unit offers operational advantages, including the following:
•	dramatically reduced biodiesel reactor residence time to less than one second, compared to more than 30 minutes total reactor residence time required by conventional systems;
•	more efficient transesterification process that produces negligible soap and requires less downstream processing;
•	multi-feedstock flexibility that enables switching between alternative feedstocks in a few hours rather than days for conventional production units;
•	lower-cost catalysts;
•	less energy consumption; and
•	absence of contaminated production waste water.
Overview of the STT® System
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
The STT® Reactor induces a physical phenomenon called Couette flow by mixing reactants in a narrow gap so that the reactants move as a coherent thin film in a high-shear field. We believe that we were the first company that has been able to practically apply Couette flow to chemical manufacturing.
Research and Development
We developed our technology over an 11 year period and incurred total research and development costs of approximately $18 million through the fiscal year ended December 31, 2008, of which approximately $2.1 million was incurred in the last two fiscal years.
Employees
At March 19, 2009, we had three full time employees and beginning April 15, 2009 we plan to reduce our staff to one part-time employee, John Philpott, who will serve as our Chief Executive Officer and Chief Financial Officer.

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
Because our principal assets are shares of Four Rivers common stock and a warrant to purchase shares of Four Rivers common stock, risks associated with the business of Four Rivers and its stock directly impact Kreido and our stock. There are many risks that affect Four Rivers’ business and results of operations, some of which are beyond its control. If any of the following risks actually occur, Four Rivers’ business, financial condition or operating results could be materially harmed. This could cause the trading price of our Four Rivers common stock to decline, and cause our Company to lose all or part of its investment.
Risks Relating to the Bioenergy Business
Four Rivers is a start-up business, at the stage of initial planning and financing for the implementation of its business plan.
Four Rivers is in the development stage and will need financing from time to time for its projects. Therefore, our investment in Four Rivers is subject to all the risks of a business commencing the development and initial implementation of its business plan as well as the initial capitalization of the business plan, including, among other things, adequate financing, the ability to obtain additional funding as needed, proper budgeting and budget overruns, unforeseen delays in construction and implementation, inability to obtain property, regulatory compliance and approvals, obtaining materials, licenses and permits, technological difficulties, and hiring personnel. Any of these may delay implementation of Four Rivers’ business plan or cause it to have to be changed or abandoned or cause the need for more capital.
Four Rivers’ management has oil, gas and bioenergy related business experience, and limited direct experience in the construction and operation of a bio-ethanol and biodiesel production facilities.
Although the management of Four Rivers has experience in the energy production industry and the bioenergy and wind energy business, it has limited direct experience in constructing and operating a dry mill fuel grade bio-ethanol and biodiesel plant. Therefore, investors are assuming the risk that this management team may not have fully developed all the aspects of the Four Rivers’ business plan as may be required or may not be able to implement the business plan as required. Four Rivers has engaged Philip Lichtenberger and Alan McGrevy, former Kreido officers, to consult in the implementation of the STT® production system and biodiesel production plant equipment purchased from Kreido by Four Rivers in the Asset Sale. We will have no ability to control or influence the management and operations of Four Rivers.
Four Rivers must construct its intended bioenergy production facilities, which if not achieved within budget and on time may reduce the value of our investment in Four Rivers.
Four Rivers must construct its first production facility. Therefore, it will bear all the risks associated with the design, location, permitting and construction of a technologically advanced plant. In addition, it must access all the necessary regional infrastructure systems, such as gas pipe lines, the electric grid, rail lines and roads. Construction of a river port for the facility must also be accomplished. Construction and access will require compliance with zoning, environmental and work safety regulations. If Four Rivers does not implement the construction phase correctly, it is likely to experience delays and cost overruns, which may delay commencement of operations or require additional funds than budgeted, any of which may have a negative impact on Four Rivers’ financial condition and results of operations.

Four Rivers plans on pursuing strategic acquisitions as part of its business plan, which will present the risks typically associated with asset purchases, and which may not be adequately integrated into the business with a consequent loss to investors of the capital used and the opportunities lost.
Four Rivers plans to use in its development strategy, the acquisition through purchase and license of strategic assets. These assets may include specific assets, intellectual property and technologies and operating facilities, distribution facilities and feedstock sources. Four Rivers will face many issues relating to acquisition, integration and deployment of such assets, including those acquired from Kreido, which include:
•	identification of appropriate assets and conducting due diligence thereon;
•	advantageously negotiating the acquisition price and documentation;
•	deployment of Four Rivers assets to the fullest advantage in an acquisition and obtaining financing for a particular project;
•	developing the larger acquisition strategy and integrating specific assets into that strategy; and
•	managing the acquired assets and obtaining an appropriate return on the assets.
No assurance can be given that Four Rivers management will be able to develop, adjust, and implement the acquisition of appropriate assets or integrate them into the overall business plan in such a way as to obtain the full value of the assets or an appropriate return on Four Rivers investment of time, energy and capital. To the extent that Four Rivers’ management is unsuccessful in any aspect of the acquisition strategy, the overall business plan may be adversely impacted and our investment in Four Rivers may be impaired, resulting in a loss to the our shareholders.
Four Rivers will operate in a competitive industry, which competition may limit its ability to be profitable in the future.
Because the greater part of Four Rivers’ business is expected to be the production of fuel grade bio-ethanol in the United States, Four Rivers will compete with other corn processors and refiners of bioenergy products, including Archer-Daniels-Midland Company, Aventine Renewable Energy Holdings, Inc., Cargill, Inc. and A.E. Staley Manufacturing Company, a subsidiary of Tate & Lyle, PLC. All of these potential competitors are operational and have an established place in the market. Some of the potential competitors are divisions of larger enterprises and have greater financial resources. Although many of the potential competitors are larger than Four Rivers, it also will have smaller competitors. Farm cooperatives comprised of groups of individual farmers have been able to compete successfully in this industry. In addition, many of the new bio-ethanol plants under development across the country are driven by farmer ownership.
Four Rivers also will face competition in the United States market from international suppliers which are becoming an increasingly important supply of bio-ethanol. Although there is a tariff on foreign produced bio-ethanol imported into the United States that is roughly equivalent to the federal bio-ethanol tax incentive, bio-ethanol imports are growing and are expected to continue to grow in the future.
The business of Four Rivers will be sensitive to corn prices and other bio-oils, and increases in the prices of these products may not be able to be passed on to its customers.
Although there are different bio-mass materials that Four Rivers might be able to use in the production of its bioenergy products, the currently projected principal raw material to be used to produce bio-ethanol and bio-ethanol co-products is corn; to produce biodiesel soy oil will be the primary feedstock. Changes in the price of corn and other feed-stocks such as soy oil can significantly affect the proposed business of Four Rivers. In general, rising feedstock prices will produce lower profit margins. It is anticipated that Four Rivers will market its products using longer term supply contracts for the sale of its products under which a price increase in the basic raw materials may not be able to be passed on to the customer. At certain price levels of end products, corn and soy bean prices may make bio-ethanol and biodiesel uneconomical to use in markets where the use of fuel oxygenates and bioenergy alternatives is not mandated or practical.
The price of corn and soy beans is influenced by general economic, market and regulatory factors. These factors include weather conditions, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade and global demand and supply. The significance and relative impact of these factors on the price of these agricultural products is difficult to predict. Factors such as severe weather or crop disease could have an adverse impact on the business prospects because Four Rivers may be unable to pass on higher costs to its customers. Any event that tends to negatively impact the supply of corn and soy beans will tend to increase prices and potentially harm the proposed business. The increasing bio-ethanol capacity in the United States could boost demand for corn and result in an increased price for corn. As biodiesel fuels become more common place, the same could happen in this sector of the bioenergy market.

In an attempt to partially offset the effects of fluctuations in corn and soy costs on operating profits, Four Rivers may establish hedging positions in the futures markets. However, these hedging transactions also involve risk to the proposed business of Four Rivers.
If the expected continued increase in bio-ethanol demand does not occur, or if the demand for bio-ethanol otherwise decreases, there may be excess capacity in the industry.
United States capacity for the production of bio-ethanol has increased steadily over the last decade. In addition, currently there is a significant amount of capacity being added to the industry. Government programs, including tax incentives, ecological objectives, resource management objectives among them, have encouraged the increase of production for alternative fuels such as bio-ethanol during this period. Demand for bio-ethanol and biodiesel, however, may not increase as quickly as expected or to a level that exceeds supply, or at all. If the bio-ethanol and biodiesel fuel industry has excess capacity and such excess capacity results in a fall in prices, it will have an adverse impact on the business prospects and the future results of operations, cash flows and financial condition of Four Rivers.
Excess capacity may result from the increases in capacity coupled with insufficient demand. Demand could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption could occur as a result of increased gasoline or oil prices or economic retrenchment. For example, price increases could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage. There is some evidence that this has occurred in the recent past as United States gasoline prices have increased.
The cost of energy will be another significant component of the business cost structure, which may impact margins and reduce earnings if significantly increased.
Four Rivers will rely on third parties for its energy sources, including natural gas, oil and electricity suppliers. The supply prices and availability of energy has been subject to changing market conditions from time to time. Market conditions often are affected by factors beyond Four Rivers’ control such as weather conditions, overall economic conditions and foreign and domestic governmental regulation and relations. Significant disruptions in the supply of energy could temporarily impair the ability to manufacture bio-ethanol and biodiesel for customers. Further, increases in energy pricing relative to the costs of potential competitors may adversely affect implementation of the proposed business plan and, in the future, the results of operations and financial condition.
Fluctuations in the selling price and production cost of gasoline may reduce the prospects of the business plan and its future profit margins.
The bio-ethanol that Four Rivers will produce will be marketed both as an oxygenate to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of gasoline with which it is blended. As a result, the sales price of the bio-ethanol will be influenced by the supply and demand for gasoline, and if gasoline demand decreases, the efficacy of the project may be impaired or after Four Rivers’ plant commences its operations, the results of operations and financial condition may be materially adversely affected.
If Four Rivers sells its products under fixed price contracts, which is its current intention, the pricing may be at a price level lower than the prevailing price over the term of the contract.
If Four Rivers employs fixed price contracts, which is typically required in the industry and it is its intention to do so, then at any given time, a contract may be at a price level different from the prevailing price, and such a difference could materially adversely affect the future results of operations and financial condition.

The elimination or significant reduction in the federal bio-ethanol tax incentive could have a material adverse effect on the implementation of the business plan and future results of operations.
The United States bio-ethanol and alternative fuel industry is highly dependent upon a myriad of federal and state legislation and regulation. These include tax incentives and benefits, tariff protection, and policy mandates such as required use of oxygenates. Any changes in such legislation or regulation could materially adversely affect the prospects for the proposed business, the implementation of Four Rivers’ business plan, and, later if it commences operations, the results of operations and financial condition of Four Rivers.
Historically, the cost of producing bio-ethanol has been higher than the market price of gasoline. The production of bio-ethanol is made more competitive by federal tax incentives. The current federal excise tax incentive program, allows gasoline distributors which blend bio-ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell regardless of the blend rate. If the fuel is blended with bio-ethanol, the blender may claim a $0.51 per gallon tax credit for each gallon of bio-ethanol used in the mixture. No assurance can be given that the federal bio-ethanol tax incentives will be renewed in the future, or if renewed, on what terms they will be renewed. The elimination or significant reduction in the federal bio-ethanol tax incentive could have a material adverse effect on the implantation of Four Rivers’s business plan or on the future results of its operations.
Changes in other regulatory regimes may have an adverse affect on the efficacy of Four Rivers’ business plan and future results of its operations.
There are many regulatory considerations that Four Rivers will have to consider and comply with during the development of the business and acquiring and constructing its proposed Kentucky project. These include energy policy, agricultural policy, zoning requirements and policy, and business development incentives among other things. Four Rivers also may be affected by environmental, health and safety laws, regulations and liabilities. Once Four Rivers commences operations, including the construction activities, it will be subject to various stringent federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees. In addition, some of these laws and regulations require the facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. It cannot be predicted if Four Rivers will be in complete compliance with these laws, regulations or permits or that it will have all permits required to operate the proposed business. It is likely that it will be subject to legal actions brought by environmental, regulatory authorities, advocacy groups and other parties for actual or alleged violations of environmental laws and regulations and certain of its environmental permits. In addition, it is expected that Four Rivers will have to make significant capital expenditures on an ongoing basis to comply with these stringent environmental laws, regulations and permits.
Four Rivers will be subject to potential liability for the investigation and cleanup of environmental contamination of the properties that it owns or operates and at off-site locations where it arranges for the disposal of hazardous wastes. If these or other materials are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, it may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or “CERCLA,” or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources. Four Rivers may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from such properties. Some of these matters may require Four Rivers to expend significant amounts for investigation and/or cleanup or other costs.
In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of environmental laws and regulations or other developments could require Four Rivers to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investment for environmental controls. Present and future environmental laws and regulations (and interpretations thereof) applicable to operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures and may have a material adverse effect on construction costs, business plan implementation and future results of operations or financial condition.

The hazards and risks associated with producing and transporting the bioenergy products (such as fires, natural disasters, explosions, abnormal pressures and spills) may result in personal injury claims or damage to property, natural resources and third parties. As protection against these kinds of operating hazards, Four Rivers plans to maintain insurance coverage against some, but not all, potential losses. Coverage is likely to include, but will not be limited to, physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. Four Rivers does not plan on carrying environmental insurance. The occurrence of events which result in significant personal injury or damage to its property, natural resources or third parties that is not fully covered by insurance could have a material adverse impact on the prospects of Four Rivers and future results of operations and financial condition.
Once operations are commenced, Four Rivers may engage in hedging transactions which involve risks that can harm its business.
In the future, Four Rivers may consider using hedging techniques in an attempt to minimize the effects of the volatility of corn and soy oil, natural gas, electricity and bio-ethanol (“commodities”) and interest rates on operating profits. Hedging arrangements will expose it to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or there is a change in the expected differential between the underlying price in the hedging agreement and the actual price of the commodities. Although Four Rivers may attempt to link its hedging activities to sales plans and pricing activities, hedging activities can themselves result in losses. There can be no assurance that, if employed, hedging losses will not occur. Alternatively, Four Rivers may choose not to engage in hedging transactions in the future with the result that it will be directly subject to changes in its commodity prices.
Alternative energies are becoming increasingly important in the United States and world economy, causing increasing investment devoted to improvements and development of new alternatives and technologies.
As a result of increasing interest and investment in the development of alternative energy sources, it is expected that there will be significant developments during the next decade. The development and implementation of new technologies may cause a reduction in the costs or use of bio-ethanol and biodiesel fuels or result in better alternatives. It cannot be predicted when new technologies may become available, the rate of acceptance of new technologies by competitors and customers, or the costs associated with such new technologies. Although current federal government policy provides incentives to promote the development of alternative energy sources, there can be no assurance that such incentives will continue in the future or that any government programs to provide financial assistance to such programs will be directed to bio-fuels projects in general or Four Rivers’ project in particular. In addition, changes in the international policies of the United States and various foreign countries, including changes in duties and tariffs, could have an impact on the operations and financial condition of Four Rivers.
The capital needs of Four Rivers will be significant, which will require Four Rivers to issue additional securities including debt and equity securities or a combination thereof or to enter into various loan arrangements.
The cost of developing the Four Rivers bio-ethanol and biodiesel production facility near Calvert City, Kentucky is expected to be significant, in the hundreds of millions of dollars, and greatly exceeds the amount of capital initially raised by Four Rivers. Four Rivers plans to raise additional capital by means of selling additional equity securities and entering into various secured loan arrangements. In the current state of the global capital markets, Four Rivers management has been advised that it is now very difficult to raise the capital required to build the proposed Kentucky project as originally planned. There is no assurance that the capital markets will recover in time to allow Four Rivers to raise the required capital to build the Kentucky project as originally proposed and as Four Rivers management continues to consider. In addition if, at some future date it is able to secure adequate financing, Four Rivers will have to pledge its current and future assets or issue securities either to the lender and/or to equity investors to raise additional funds at that time. Any of these arrangements may have an adverse effect on the market for Four Rivers’ common stock and the ability of Four Rivers to raise additional funds. It is anticipated that there will be significant leverage of the equity of Four Rivers to obtain the required funds for the implementation of the business plan and through the early years of production once commenced and that its existing shareholders, including Kreido, will be diluted through the issuance of further share capital.

In addition, Four Rivers has stated its plans to take advantage of the current distressed state of the market and to effect its planned acquisition, roll-up and improvement strategy. To affect these plans Four Rivers requires access to substantial acquisition finance in addition to the cash funds that are available to it today and it is currently working to secure adequate financing. This may be made available through industry and/or financial partnerships and joint ventures, special purpose financing vehicles, structured acquisition finance arrangements, private placements of equity, debt and blended debt and equity instruments. In addition, Four Rivers anticipates that it may issue share and/or loan capital to vendors as a means of securing target acquisitions. However, there can be no assurance that adequate capital will be made available or made available on acceptable terms to allow Four Rivers to execute its acquisition, roll-up and improvement plans. Further, as with all merger and acquisition activities there can be no assurance that Four Rivers will be able to negotiate and secure acquisitions in accordance with its plans.
The overall macro economic climate of the capital markets will continue to have an adverse impact on the business plan of Four Rivers, which will limit the availability of capital and the development plans, which may limit the opportunity of investors in Four Rivers, including Kreido, to realize on their investment.
The global economic issues that are limiting capital, affecting the price of oil, the use of energy and otherwise affecting the economies of the developed world are having a direct impact on Four Rivers and its business plan. As long as there is this dislocation in the economy of the globe, the portion of the energy industry in which Four Rivers operates will be subject to its stresses and reduced demand. The fluctuations in energy prices and availability and use will have an impact on the demand for bio fuels. New capital may be limited or unobtainable, or if obtainable at prices and terms that will not be profitable or acceptable to Four Rivers or permit Four Rivers to implement its business plan. Of course, the economic dislocations present certain opportunities to Four Rivers in its acquisition strategy, however, this strategy will depend on the availability of capital and the availability of assets that can be acquired. Therefore, Kreido and its shareholders must evaluate Kreido’s investment in Four Rivers common stock and Four Rivers’ developmental success in light of the larger economy and the impact it will have on Four Rivers’ ability to implement its business plan, and ultimately Four Rivers’ ability to survive the economic dislocations that have occurred and are continuing to occur.
Four Rivers’ independent registered public accounting firm has expressed substantial doubt about that company’s ability to continue as a going concern.
The report of Four Rivers’ independent auditors dated February 12, 2009 on its consolidated financial statements for the two years ended October 31, 2008 and 2007 included an explanatory paragraph indicating that there is substantial doubt about Four Rivers’ ability to continue as a going concern. The auditors’ doubts are based on Four Rivers’ recurring losses, deficit accumulated during development stage and negative cash flows from operations. However, Four Rivers’ has substantial cash reserves which its management believes are sufficient to cover its operations for the foreseeable future. Its ability to continue as a going concern will be determined by its ability to obtain additional funding or generate sufficient revenue to cover its operating expenses. Four Rivers currently has no sources of financing available and it does not expect to earn any revenues in the near term. The Four Rivers consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Neither we nor Four Rivers has produced or operated any commercial-scale STT® Reactors or STT® Production Units.
We have designed, built, and licensed two bench-scale STT® Reactors to the specialty chemical and pharmaceutical markets and have designed and built pilot-scale STT® Reactors ranging from 8 to 100 ml capacity. We have also designed and built commercial-scale STT® Production Units for producing biodiesel. Those units are owned by Four Rivers. All full size STT® Reactors have been tested for limited operations in our manufacturing facility. We do not know if our commercial-scale STT® Production Unit will produce biodiesel fuel to ASTM standard in the volumes that we or Four Rivers anticipate or whether the STT® equipment systems will gain commercial acceptance in the biodiesel industry. Therefore, we are uncertain whether Four Rivers will be able to produce commercial quantities of biodiesel or sell, license or lease any STT® Production Units to any third parties. If Four Rivers is unable to produce and operate STT® equipment systems on a commercial scale and generate biodiesel to ASTM standard, then it may be forced to cease operations or to obtain additional capital to further develop the equipment systems. Additional capital may not be available on terms acceptable to Four Rivers or at all.

Risks Relating to Four Rivers Common Stock.
There has not been an active trading market for Four Rivers’ common stock. Failure to develop and/or maintain a trading market could negatively affect the value of the shares of Four Rivers common stock owned by Kreido and make it difficult or impossible for Kreido to sell its shares.
Four Rivers common stock is traded on the over-the-counter bulletin board under the symbol FRBE.OB. To date, there has not been an active trading market in Four Rivers common stock. Failure to develop or maintain an active trading market could negatively affect the value of the Four Rivers shares owned by Kreido and make it difficult for Kreido to sell those shares. If an active public market for Four Rivers’ common stock does not develop, Kreido may not be able to re-sell the Four Rivers shares owned by Kreido. If Four Rivers is successful in developing and establishing a trading market for its common stock, the market price may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results, or various, as yet unpredictable factors, many of which are beyond the control of Four Rivers, may have a negative effect on the market price of its common stock.
The market price of Four Rivers common stock may be adversely affected by several factors.
The market price of Four Rivers common stock could fluctuate significantly in response to various factors and events, including:
•	Four Rivers’ ability to execute its business plan;
•	operating results below expectations;
•	loss of any strategic relationship;
•	industry and technology developments;
•	economic and other external factors; and
•	period-to-period fluctuations in financial results.
In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of Four Rivers’ common stock.
The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of interests of existing stockholders.
Four Rivers is authorized to issue up to 500,000,000 shares of common stock, $0.001 par value per share, and up to 100,000,000 shares of preferred stock, $0.001 par value per share, of which there are approximately 8.0 million shares of common stock and two shares of preferred stock issued and outstanding. Four Rivers therefore has a substantial number of authorized shares of common stock that remain unissued. These shares may be issued by the Four Rivers board of directors without stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other Four Rivers stockholders, including Kreido. In addition, issuances of large numbers of shares may adversely affect the market price of Four Rivers’ common stock.
A sale of a substantial number of shares of Four Rivers common stock may cause the price of its common stock to decline.
If Four Rivers is successful in establishing a trading market for its common stock, and if its stockholders sell substantial amounts of its common stock in the public market, the market price of the Four Rivers common stock could fall. These sales also may make it more difficult for Kreido to sell shares of the Four Rivers common stock owned by us.

Four Rivers may sell additional shares or securities convertible into shares for required construction and operating capital that could dilute the ownership interest of its investors including Kreido.
Four Rivers requires substantial working capital to fund its business. If it raises additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of Four Rivers’ common stock who may experience additional dilution. We cannot predict whether additional financing will be available to Four Rivers on favorable terms when required, or at all. Since its inception, Four Rivers has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations in the future. The issuance of additional common stock by Four Rivers may have the effect of further diluting the proportionate equity interest and voting power of its investors, including Kreido.
Risk related to both Four Rivers’ stock and Kreido stock.
If Kreido or Four Rivers fails to remain current in SEC reporting requirements, that company’s shares could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell securities and the ability of that company’s shares stockholders to sell their securities in the secondary market.
Companies trading on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”), such as Kreido and Four Rivers, must be reporting issuers under the Securities Exchange Act of 1934, as amended, and must be current in their reports, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. If Four Rivers fails to remain current in its reporting requirements, it could be removed from the OTC Bulletin Board. As a result, the market liquidity for the removed securities could be severely and adversely affected by limiting the ability of broker-dealers to sell the removed securities and the ability of stockholders to sell their securities in the secondary market. There can be no assurance that in the future we or Four Rivers will always be current in reporting requirements.
Kreido common stock and Four Rivers common stock are subject to the “penny stock” rules of the SEC and the trading market in those securities is limited, which makes transactions in those securities cumbersome.
The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Currently, our common stock as well as Four Rivers common stock are trading below this threshold. For any transaction involving a penny stock, unless exempt, the rules require:
•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:
•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:
•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.
Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Risks Related to Investment in Kreido Common Stock.
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
The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:
•	actual or anticipated variations in Four Rivers operating results;
•	volatility, public market activity and liquidity in Four Rivers’ common stock;
•	the limited number of holders of our common stock, and the limited liquidity available through the OTC Bulletin Board;
•	the timing and type of financing and related dilution impact on Four Rivers’ stockholders, including Kreido;
•	changes in the market for bio-ethanol and biodiesel fuel commodities or the capital markets generally, or both;
•	changes in financial estimates by securities analysts, if any, following Four Rivers common stock;
•	changes in the economic performance and/or market valuations of other energy companies;
•	our announcement of a significant acquisition;
•	sales or other transactions involving our capital stock;
•	changes in the social, political and/or legal climate;
•	announcements of technological innovations or new products available to the bioenergy production industry; and/or
•	announcements by relevant domestic and foreign government agencies related to incentives for alternative energy development programs.
We may not be able to attract the attention of major brokerage firms.
Because we have recently sold our assets and hold only Four Rivers securities, or because we became public through a “reverse merger,” and may engage in another “reverse merger” in the future, security analysts of major brokerage firms may not provide coverage of us. Moreover, brokerage firms may not desire to provide financial advisory services or to conduct secondary offerings on our behalf in the future.
A significant number of our shares are eligible for sale, and their sale could depress the market price of our common stock.
Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. All of the shares of our common stock issued in our January, 2007 private placement and earlier are currently available for resale in the public market pursuant to SEC Rule 144. In general, a person who is not an affiliate of the Company who has held restricted shares for a period of six months may sell such shares into the market and persons who are affiliates of the Company may, upon filing with the SEC a notification on Form 144, sell into the market shares of common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales by affiliates may be repeated once every three months. Because of the availability of SEC Rule 144 for resales of shares of our common stock we have determined to not file amendments that would keep current the Registration Statement on Form SB-2 pursuant to which shares of Kreido common stock, warrants and warrant shares issued in the January, 2007 private placement were registered for resale.

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
We have never declared or paid any cash dividends or distributions on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Our shares of Four Rivers common stock are not freely tradable or distributable.
The shares of Four Rivers common stock and the common stock purchase warrant held by Kreido have not been registered under the Securities Act of 1933 or any applicable state securities law. Thus, any resale or distribution of such securities (including any shares of Four Rivers’ common stock issued upon any cash exercise of the common stock purchase warrant) must be conducted under an exception from the registration requirements of the Securities Act of 1933 and such state laws. We do not intend to resell or distribute any of our Four Rivers securities in the foreseeable future and we have agreed to not resell or distribute any such securities before February 28, 2010. We may, however, transfer shares of Four Rivers’ common stock to a limited number of creditors that are accredited investors in settlement of our accounts with them. The restrictions on resale and distribution of our Four Rivers securities may adversely and materially affect the timing and our ability to realize on such securities.
We do not and will not control Four Rivers.
Although Kreido owns approximately 9.9% of the issued and outstanding Four Rivers’ common stock, covenants in the Asset Purchase Agreement prohibit Kreido and its affiliates from increasing their ownership of Four Rivers (other than by warrant exercise) or from exercising any voting or other control over Four Rivers. We agreed to these covenants so that neither we nor persons who acquire Four Rivers’ common stock from us will be burdened with the volume limitation and additional holding period requirements of SEC Rule 144. We also have granted to Four Rivers’ management the irrevocable proxy to vote the shares of Four Rivers’ common stock held in escrow pending the exercise of warrants to purchase Kreido common stock issued in our January, 2007 private placement. There can be no assurance that the covenants and divestiture of voting rights will enable Kreido to rely on SEC Rule 144 for any unlimited resale or distribution of its shares of Four Rivers’ securities.
Possible Dilution.
The warrants to purchase shares of Kreido common stock issued in January, 2007 expire in January, 2012. The current exercise price is $1.85 per share. If any Kreido warrants are exercised, Kreido will receive a proportionate share of Four Rivers’ common stock, but the number of issued and outstanding shares of Kreido common stock will increase, perhaps significantly.
Over the course of the next 11 months, Kreido will explore and evaluate the costs and terms of any possible acquisition of an operating company by Kreido. Such an acquisition, if undertaken, will involve the issuance of Kreido common stock. Such an issuance will have dilutive effect on Kreido stockholders.
Kreido will seek to acquire an operating company or dissolve.
We intend to actively pursue the acquisition of an operating company within the next 11 months. If we do not succeed in making an acquisition, we will consider adopting a plan of complete liquidation. Absent accomplishing one of these alternatives, the Company could inadvertently become an investment company subject to registration under the SEC Investment Company Act of 1940. There can be no assurance that an operating company acceptable to our board of directors will be acquired within the Company’s time constraints.

Wrongful acts of our former outside counsel may expose the Company to investor claims under the securities laws and gives rise to Company claims against those associated with the wrongdoing.
On February 28, 2007, we announced that we have conducted an inquiry concerning the improper transfer of shares of our common stock without a restrictive legend to two brokerage accounts controlled by Louis Zehil, a former partner of McGuireWoods, LLP, the law firm that represented us in a private offering of company stocks in January 2007. As part of the 18,498,519 unit private offering, a total of approximately 1.5 million units of common stock and common stock purchase warrants were sold to the two private financial entities controlled by Mr. Zehil. The SEC has commenced an enforcement action against Mr. Zehil and U.S. Department of Justice in pursuing criminal proceedings against Mr. Zehil. We have learned that approximately 81,480 shares of common stock were sold in the public markets by the two private financial entities at the direction of Mr. Zehil in January and early February 2007. These sales were done without our consent or knowledge and in violation of the terms of purchase and purchase covenants, and the representations and warranties on which we relied in satisfying the requirements of the private placement exemption of Regulation D under the Securities Act. We do not anticipate reacquiring any of the 81,480 shares. The high and low trading prices of our common stock during the period that the 81,480 shares were sold were $2.43 and $1.57, respectively. Based upon this range, were we requested by purchasers to reacquire such shares, the aggregate maximum cost to us would be less than $200,000. The remaining 1.4 million shares and the warrants to purchase 1,481,480 shares of common stock are under the control of a court-appointed receiver and we have submitted to the receiver our claims against the two private financial entities and Mr. Zehil in the near future. There is no assurance that we will be able to recover on our various claims. Further, we may incur significant costs resulting from our investigation of this matter, any legal proceedings that we may initiate as a result of our investigation and our cooperation with government authorities. We may not be adequately indemnified for, or otherwise be able to recover, such costs.
We may not be able to continue as a going concern.
The Asset Sale generated sufficient cash proceeds to allow us to settle amounts owed to our major creditors other than our officers and directors. We will need to sell certain remaining pieces of equipment to pay our on-going operating costs and, remaining creditors on a current basis. Our future revenue and working capital will otherwise depend upon our sale of shares of Four Rivers common stock after the expiration on February 28, 2010 of the agreed upon lock-up period. Because of the various risks discussed in this Report, including the limited market and volatility in the trading of Four Rivers stock, there can be no assurance that we will be able to sell shares of Four Rivers common stock when permitted in such volume or at such prices as may be necessary to pay the cost of Company operations. If we are unable to obtain additional capital we may not be able to continue as a going concern.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTY
Our executive offices are located at 1070 Flynn Road, Camarillo, CA 93012 and our phone number is (805) 389-3499. Our executive offices total approximately 21,125 square feet. We currently lease such facilities for $14,153 per month plus between $2,535 and $2,853 per month for real property taxes, property insurance and landscaping maintenance, which lease ends in July 2012. We are currently one month in arrears on our lease payments and recently, our landlord has served notice for us to either bring the lease payments current or vacate the premises. We are negotiating with our landlord an early termination of our lease in exchange for certain office equipment, furniture and tenant improvements.

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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted during the fourth quarter of fiscal year ended December 31, 2008 to a vote of securities holders.
An annual meeting of the stockholders of the Company was held on March 4, 2009 for the purposes of considering and voting on the approval of the Asset Purchase Agreement by and among the Company and Four Rivers and the transactions contemplated therein and to elect directors. Proxies were solicited by management pursuant to a Proxy Statement dated February 18, 2009 and letter to stockholders. Because the Company does not have securities registered under Section 12 of the Securities Exchange Act of 1934, the proxies were not solicited pursuant to Section 14A of the Securities Exchange Act of 1934. .The Asset Purchase Agreement and the transactions contemplated therein were approved by a vote of 35,607,762 for, 3,200 against and none abstaining. Ms. Betsy Wood Knapp, G.A. Ben Binninger, David Mandel and David Nazarian were re-elected as directors of the Company to serve as such until the next annual meeting of the stockholders or until their successors are duly elected and qualified. The following nominees for election as director received votes as follows:

Name	Number of Votes
G. A. Ben Binninger	35,608,062
Betsy Wood Knapp	34,807,382
David Mandel	35,609,062
David Nazarian	35,609,062

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	2008		2007
	High	Low	High	Low
First Quarter	$0.51	$0.10	$3.50	$1.68
Second Quarter	$0.20	$0.017	$1.09	$0.80
Third Quarter	$0.085	$0.011	$0.68	$0.41
Fourth Quarter	$0.015	$0.0011	$0.90	$0.30
Our common stock is issued in registered form. Transfer Online, Inc. 317 SW Alder Street, 2nd Floor, Portland, Oregon 97204, www.transferonline.com (Telephone: (503) 227-2950; Facsimile: (503) 227-6874 is the registrar and transfer agent for our common stock.
Holders
On March 19, 2009, the stockholders’ list of our common stock showed 104 registered stockholders and 52,720,992 shares outstanding. On March 19, 2009, the last reported sale price of our common stock on the National Association of Securities Dealers OTC Bulletin Board was $0.005 per share.
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

Equity Compensation Plan Information
As of the end of fiscal year 2008, we had the following securities authorized for issuance under the 2006 Equity Incentive Plan, or the 2006 Plan, and the adopted 1997 Program:

Number of securities
		Weighted-average	remaining available for
	Number of securities to be	exercise price of	future issuance under
	issued upon exercise of	outstanding options,	equity compensation
	outstanding options,	warrants, restricted	plans (excluding
	warrants, restricted shares,	shares, stock awards and	securities reflected in
Plan category	stock awards and rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,778,990	$0.68	1,071,010
Equity compensation plans not approved by security holders(2)	703,752	$0.28	—	(3)

Total	3,482,742	$0.66	1,071,010

(1)	Includes options and stock awards granted under the 2006 Plan, including options awarded to outside directors under the Outside Director Compensation Program.

(2)
Includes stock options granted for the exercise of 1,166,930 shares of common stock less 463,178 stock options for the purchase of common stock that have been cancelled. These stock options were associated with the 1997 Program, which we adopted at the closing of the Merger. These options are exercisable for shares of our common stock.

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

Item 6. SELECTED FINANCIAL DATA
Since the Company is a small reporting company, this item is not applicable.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.
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
Kreido Labs is a corporation founded to develop proprietary technology for building micro-composite materials for electronic applications. In 1995, Kreido Labs began to develop the technology used in the design and assembly of the STT® Reactor. Kreido Labs thereafter sought to develop the technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the pharmaceutical and chemical industries. We designed and developed the STT® Reactor which incorporated the proprietary and patented “spinning tube-in-tube” design configuration to improve the speed and yield of chemical reactions. One of the Environmental Protection Agency’s largest laboratories has been using the STT® Reactor-based technology since 2004 to develop and evaluate new chemical processes and develop and optimize protocols for use of the STT® Reactor by public and private entities. Beginning in the last quarter of 2005, Kreido Labs began to evaluate the advantages of the STT® Reactor specifically for the production of biodiesel. In the first quarter of 2006, Kreido Labs elected to focus almost exclusively on the biodiesel industry and began to prepare and execute our initial business plan. On January 12, 2007, as a result of the Merger, Kreido Labs became a wholly-owned subsidiary of Kreido Biofuels, Inc.
As the result of the Merger, the Split-Off and the change in our business and operations from an unrelated services business to a technology company focusing on the production of biofuel, a discussion of the pre-January 1, 2007 financial results of Kreido Biofuels, Inc. is not pertinent, and our financial results as consolidated with Kreido Labs, the accounting acquirer, are presented here. Thus, any discussion of our financial results for fiscal year 2006 addresses only Kreido Labs. The discussion of our financial results for fiscal year 2007 and 2008 addresses the Company, including its subsidiaries on a consolidated basis.

Limited Action Plan
On June 20, 2008, we announced that we were suspending our plan to commercialize our proprietary equipment system for biodiesel production on an industrial scale and to become one of the leading providers of biodiesel in the United States and elsewhere. We expected to execute our business plan by generating revenues from multiple sources: 1) by building and operating our own STT® biodiesel Production Units; 2) licensing the STT® Reactor-based technology to others which may require one of the production units to be in operation, and 3) in the longer term, by providing technology and investing in businesses that will develop or use the STT® Reactor-based technology for production of biofuels and other products. Following our June 20, 2008 announcement, we began pursuing a limited action plan to realize the value of our assets and our STT® technology which resulted in the Asset Sale on March 5, 2009.
Recent Developments
On March 5, 2009, Kreido sold to Four Rivers its STT® reactor technology, STT® reactors and biodiesel production plan equipment (the “Asset Sale”). As a result of the Asset Sale, we received approximately $2.8 million in cash and 1,200,000 shares of Four Rivers common stock and a common stock purchase warrant to purchase 200,000 shares of Four Rivers common stock at an exercise price of $8.00 per share. From the $2.8 million received, $150,000 is retained in escrow pending the resolution of certain creditor claims, and the remaining cash has been and will be used to settle amounts owed to our major creditors other than officers and directors. From the 1.2 million shares received, 20,000 shares have been transferred to a former creditor in settlement of its account and 300,000 shares have been deposited in escrow and will be delivered to Kreido only upon delivery of notice of the exercise of warrants issued by Kreido on January 12, 2007 and only to the extent required to meet its obligations under such warrants. We have agreed to hold the Four Rivers shares and warrant for a 360 day lock-up period (February 28, 2010). At the end of that period we will decide whether to sell or distribute the Four Rivers stock. Our current intention is to identify a business other than investing, owning, trading and holding securities that we can engage in within the year after closing the Asset Sale.
Future Operating Plan
On April 15, 2009, we plan to reduce our staff to one executive officer, John Philpott. Mr. Philpott, working under the direction of the Kreido board of directors, will manage the Company’s remaining assets, including the sale or other disposition of remaining items of equipment, attend to the Company’s reporting requirements and pursue and evaluate opportunities for the Company to acquire an operating business. There can be no assurance that any such acquisition will be proposed, and if none is proposed before February 28, 2010, the Company may undertake to sell or distribute its Four Rivers common stock and Four Rivers warrant. It is presently contemplated that any proposed acquisition or plan of liquidation will be presented to the Kreido stockholders for approval.
Results of Operations for fiscal year ended December 31, 2008
Operating Expenses
Loss from operations for fiscal year 2008 was $16.5 million, resulting from $1.0 million of research and development expenses, $5.5 million of general and administrative expenses, approximately $10.4 million in asset impairment allowances for fixed assets, $891,000 in the write down of capitalized costs for the reactors and the former plant site location and $429,000 in additional patent impairment allowances.
Other Income (Expense)
Other income (expense) for fiscal year 2008 was $462,000, comprised principally of interest income of $60,000 and a legal settlement of $400,000.
Net Loss
Net loss for fiscal year 2008 was $16.5 million, equivalent to a loss of $0.31 per common share.

Comparison of Years ended December 31, 2008 and 2007
Operating Expenses
Operating expenses in fiscal 2008 increased significantly compared to the amount for the year ended December 31, 2007. Research and development expense in fiscal 2008 decreased slightly by approximately $35,000, or 3.2%, compared to $1.1 million in fiscal 2007. The decrease related to the continued shift of production away from research and development and into design of our commercial STT® Reactor which resulted in an increase in manufacturing personnel and overhead costs in 2007 and 2008. General and administrative costs increased to $5.5 million in fiscal 2008 from $4.2 million in fiscal 2007. The increase was related primarily to the rental of tanks from Vopak and the write-off of capitalized site specific costs related to the proposed full scale plant site, the costs associated with being a public company, an increase in stock compensation expense from the issuance and repricing of stock options to employees and an increase in payroll related costs from the hiring of additional personnel. Also during 2008, we expensed $10.4 million of costs attributed to plant assets and costs associated with building extra reactors and acquiring spare parts as an impairment allowance and we no longer capitalize overhead costs related to the production of reactors. We expect operating costs to be minimal in the future due to the sale of most of the Company’s assets.
Other Income (Expense)
Other income for fiscal year 2008 decreased by $230,000, or 33%, when compared to other income in fiscal year 2007 of $692,000. Fiscal year 2008 was consisted primarily of a legal settlement received of $400,000 compared to fiscal year 2007 which was comprised principally of $689,000 of interest income. Fiscal year 2008 and 2007 had minimal interest expense due to the conversion of all outstanding debt into common stock as part of the Merger. We expect interest income to reflect interest earned on our cash balances which have been decreasing during 2008.
Net Loss
Net loss for the fiscal year ended December 31, 2008 was $16.5 million, which is 266% greater than the net loss of $4.5 million for the year ended December 31, 2007. The increase in the net loss in 2008 was primarily related to the recording of an impairment allowance for fixed assets and patents and the write-off of capitalized costs specific to the reactors and the former plant site location. There were no net sales or gross profit for the year ended December 31, 2008 or 2007.
Liquidity and Capital Resources
At December 31, 2008, we had cash, cash equivalents and short-term investments of $317,000, compared to $6.5 million at December 31, 2007, a decrease of $6.2 million. The decrease for the twelve months ended December 31, 2008 is primarily the result of expenditures of $4.4 million for the development of the biodiesel production plant, $3.8 million in operating expenses, $153,000 in fixed assets and patents expenditures, and a decrease of $400,000 in deposits. This was offset by an increase in cash from a settlement of a legal claim for $400,000, $203,000 from the sale of assets and interest income of $60,000. We used the cash we received from the Asset Sale to settle amounts owed by Kreido to its major creditors other than our officers and directors. With the remaining cash received from the sale of our assets to Four Rivers, and if we are able to sell the remaining equipment we currently hold for at least $450,000, we believe we will have adequate cash resources to settle all amounts owed to our current creditors and to operate for the next twelve months. If we are unable to sell the remaining equipment we own or sell it for amounts less than $450,000, we may have to either negotiate different severance payment amounts for our two remaining executive officers and compensation due our board of directors or defer settling those obligations until we can sell or transfer shares of Four Rivers common stock or warrants that we received in the Asset Sale.
A summary of our sources and use of cash for the year ended December 31, 2008, is as follows:
•	Sources of cash consisted of the settlement of a legal claim for $400,000, the sale of assets for $203,000 and interest income of $60,000 for total sources of cash of $663,000.
•
Uses of cash consisted of plant development costs including purchases of fixed assets and construction of plant components and reactors of $4.4 million, general and administrative cost of $3.8 million, repayment of capital leases of $35,000 and investments in patents of $153,000 for a total use of cash of $8.4 million.

•
The cash balance of $317,000 results from net sources of $663,000 less uses of cash of $8.4 million plus an increase in the amounts due to vendors and employees of $1.3 million which will be paid in future periods.

Net cash used by operating activities for the fiscal year 2008 was $1.7 million as compared to $2.1 million for the same period in 2007. Net cash used by operations is primarily related to operating costs and a decrease in deposits offset by an increase in accounts payable at the end of December 31, 2008 which consisted of certain large amounts due to vendors associated with the construction of our biodiesel production plant. In addition, we incurred an increase in stock compensation costs compared to prior periods. Fiscal year 2007 consisted of cash used in operations offset by an increase in deposits made and accounts payable for amounts due to vendors associated with the construction of our biodiesel production plant.

Net cash used by investing activities for fiscal year 2008 was approximately $4.4 million which was a significant decrease from $14.1 million used by investing activities for the same period in 2007. The cash used in the first part of 2008 and all of 2007 consisted primarily of the purchase and construction of equipment and facilities associated with the development of our biodiesel production plants. Costs of the plants consist of: (1) site selection, leasing, permitting and other legal compliance; (2) architectural, design and engineering; (3) labor, overhead and materials to build in-house the STT® Reactors; (4) designing, engineering and manufacturing of the plant production unit which includes components such as centrifuges, tanks, control panels and other equipment being built by third parties for delivery to the plant site; and (5) the general contractor fees, engineering and construction of the buildings and physical improvements including tanks, piping, boilers and various lab and other equipment and machinery comprising the plant. We also invested $153,000 and $195,000, respectively, in patents for fiscal years 2008 and 2007.
Net cash used by financing activities for fiscal year 2008 was $35,000 for payments of capital lease obligations The net cash provided by financing activities in fiscal year 2007 was $22.6 million which consisted primarily of the private placement sale of our common stock netting proceeds to us of approximately $22.8 million. This was offset by the repayment of outstanding notes and the payment of capital leases of $210,000.
Related Party Transactions
During 2007 G.A. Ben Binninger was engaged as a consultant for Kreido Labs for which services he was paid $37,000. As a consultant, Mr. Binninger assisted in the development of business opportunities for Kreido Labs. Currently, Mr. Binninger is the Chief Executive Officer and a director of the Company. Additionally, Denica Gordon, the wife of David Mandel, a director, provides public relations services to our company through her company, DGPR Consulting. In 2008 and 2007, DGPR Consulting was paid $16,000 and $159,000, respectively, by our Company for its services and reimbursement of expenses.
Critical Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
Revenue Recognition
Our revenues were expected to be derived from licensing our patented processes, leasing our patented equipment to carry out the licensed processes, providing on-going technical support and know-how, and in the future, the sale of biodiesel. Revenues from product sales would have been recorded upon shipment. Revenues from technology licensing would have been, based upon the nature of the licensing agreement, recorded upon billing due date established by contractual agreement with the customer or over the term of the agreement. For sales arrangements with multiple elements, we intended to allocate the undelivered elements based on the price charged when an element is sold separately. Through the end of 2008, we have recognized no significant commercial or licensing revenue.
Research and Development
Research and development costs related to the design, development, demonstration, and testing of reactor technology are charged to operations as incurred.
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.
Assets Held for Sale and Discontinued Operations
In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we classify assets as Assets Held for Sale and the corresponding results of operations are reported in Discontinued Operations if all of the criteria specified by the Statement are met. The Statement requires classification of assets as held for sale if management commits to sell the asset, the asset is available for immediate sale in its present condition, action has been initiated to complete the plan to sell, sale of the asset is probable and it is being marketed at a reasonable price, and it is unlikely that the plan to sell will be withdrawn.
Reporting under Discontinued Operations is required by the Statement if corresponding operations and cash flows will be eliminated and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.
On our balance sheet we have classified certain assets as assets held for sale. Assets held for sale as of December 31, 2008 represents the net book value of property and equipment that were held for sale, the majority of which were sold on March 5, 2009 in the asset sale.

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
Patents
Capitalized patent costs consist of direct costs associated with obtaining patents such as legal expenses and filing fees. Patent costs are amortized on a straight-line basis over 15 years, which is the expected life, beginning in the month that the patent is issued. Patent costs are capitalized beginning with the filing of the patent application. The patents are tested for impairment annually, or more frequently if events or conditions indicate the asset might be impaired and the carrying value may not be recoverable. These conditions may include an economic downturn, new and or competitive technology, new industry regulations and a change in the operations or business direction of the Company. If the assessment determines that the fair value is less than the carrying value of the patent, an impairment charge is recorded to reduce the value of the patent. In 2007, we established a valuation reserve of $223,000 to reflect our decision not to continue to protect certain patents issued to the Company. In 2008 we recorded an additional valuation allowance of $429,000.
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
Income Taxes
We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more likely than not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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

For periods prior to January 1, 2006, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. We recorded stock compensation expense of $1,100,000 and $768,000, for the years ended December 31, 2008 and 2007, respectively.
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
In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is required effective for the Company’s fiscal year ending December 31, 2007. The Company assessed the potential impact that adoption of FASB 158 will have and does not believe this statement will have a material financial impact on the Company’s consolidated financial statements.
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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since the Company is a small reporting company, this item is not applicable.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our audited consolidated financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 follow Item 15, beginning at page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A(T). CONTROLS AND PROCEDURES
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer and Chief Financial Officer (who is also our Chief Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities Exchange Act of 1934). In performing this evaluation, management reviewed, among other things, the selection, application and monitoring of our historic accounting policies. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures at December 31, 2008 and thereafter were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.
Management’s Annual Report on Internal Controls over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) to the Securities Exchange Act of 1934. Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting at December 31, 2008 based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that based upon that framework the system of internal controls over financial reporting was effective at December 31, 2008. In this regard, no significant changes in the Company’s internal controls over financial reporting occurred during the last six months of the year ended December 31, 2008 that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s report regarding the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008 is not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report. Thus, this Annual Report does not include an attestation report of the Company’s independent auditors regarding internal controls over financial reporting.

Limitations on the Effectiveness of Controls.
While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. We are monitoring the effectiveness of our disclosure controls and internal controls and we may make modifications as we deem appropriate to strengthen our control system. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitation in a cost effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Controls
No significant change in the Company’s internal controls over financial reporting has occurred during the year ended December 31, 2008 that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Directors and Executive Officers of the Company at March 27, 2009 are:

Name	Age	Position	Date First Elected or Appointed
G.A. Ben Binninger	60	Chief Executive Officer; Director	January 12, 2007
John M. Philpott	48	Chief Financial Officer	March 19, 2007
Betsy Wood Knapp	66	Chair of the Board; Director	January 12, 2007
David Mandel	42	Director	October 31, 2007
David Nazarian	47	Director	October 31, 2007
G.A. Ben Binninger, Chief Executive Officer, Director. G.A. Ben Binninger, age 60, has served as Chief Executive Officer of Kreido Biofuels since July 27, 2007. Mr. Binninger has served as a director of our company since January 12, 2007. From 2003 to 2006, Mr. Binninger served as a consultant to Kreido Labs, relating to the development and evaluation of business opportunities. Mr. Binninger has 30 years of experience in chemicals and fuels. Mr. Binninger has experience leading both large and small technologically sophisticated global businesses with Atlantic Richfield (ARCO), Rio Tinto Borax, Exxon and Hercules. From 1995 to 2003, Mr. Binninger served as Senior Vice President of Rio Tinto Borax. Mr. Binninger has a B.E. degree in Chemical Engineering from Manhattan College and an M.B.A. from Harvard University.
John M. Philpott, Vice President and Chief Financial Officer. John M. Philpott joined Kreido Biofuels on March 19, 2007 as Vice President and Chief Accounting Officer. He was appointed Chief Financial Officer of Kreido Biofuels on July 27, 2007. From September 2006 until joining Kreido, Mr. Philpott served as a Partner with Aegis Advisors, LLC, a private management company. For more than 10 years before joining Aegis Advisors, LLC, Mr. Philpott held the position of CFO, Treasurer and Assistant Secretary with Miravant Medical Technologies, Inc., a publicly held pharmaceutical research and development company engaged in drug and laser light development. Mr. Philpott has B.S. degrees in Business Administration — Accounting and Business Administration — Management Information Systems from California State University Northridge and an M.B.A from University of California, Los Angeles.
Betsy Wood Knapp, Chairperson of the Board, Director. Betsy Wood Knapp, age 66, has served as Chair of the Board of Kreido Laboratories and Kreido Biofuels since January 12, 2007. An early investor in the Kreido technology, she joined the current company, Kreido Biofuels, on January 12, 2007 as Chair of the Board. Ms. Knapp serves as a member of the Compensation Committee and Audit Committee of the Board of Directors of the Company. Ms. Knapp is an entrepreneur who has owned/operated and invests in early stage growth companies for 39 years. In 1995, Ms. Knapp founded Los Angeles-based BigPicture Investors, LLC to finance startups with patented enabling technologies. Ms. Knapp also serves as CEO of BigPicture Investors LLC. She has also been a founder or CEO of several software and new media companies where she has held positions of CEO, President and Director. At the UCLA Anderson Graduate School of Management, she is a founder of the Entrepreneur’s Hall, serves on the Board of Visitors, is a repeat guest lecturer in the MBA program and established the Knapp Competition for excellence in business planning and venture initiation. Ms. Knapp is also the Chair of the UCLA Foundation. Ms. Knapp is a founding member of the Committee of 200, a highly selective international organization of women entrepreneurs and corporate executives. She is also a member of WomenCorporateDirectors, a by-invitation organization of women directors of Fortune 500; NASDAQ; and private companies. She received a B.A. in economics from Wellesley College where she also serves as a Trustee (1996 — present).

David Mandel, Director. David Mandel, age 42, became a director of Kreido Biofuels on October 31, 2007. Mr. Mandel is an established private venture capital investor, based in Los Angeles, California. Mr. Mandel has pursued venture capital activities on behalf of his family since 1994. Mr. Mandel and his family were seed investors in Broadcom Corp., Innovent Systems (acquired by Broadcom) and Access360 (acquired by IBM), among others. Prior to becoming active in venture capital, he served on the research staff at the University of Toronto, Department of Biophysics, where he focused on molecular simulations. Mr. Mandel served as Advisor to the Board prior to his appointment as a director of the company. Mr. Mandel received a B.A. in Mathematics from the University of Pennsylvania.
David Nazarian, Director. David Nazarian, age 47, became director of Kreido on October 31, 2007. Mr. Nazarian, is the founding member and principal of Smart Technology Ventures, the general partner of a series of capital funds including Smart Technology Ventures III, L.P., which he organized in 2000. He has nearly 20 years of operation investment experience in the telecommunications and aerospace industries. Prior to founding Smart Technology Ventures, Mr. Nazarian was a major investor in Omninet, a company that provided two-way messaging services via satellite for mobile users, when it merged with Qualcomm in 1988. Mr. Nazarian serves on the boards of directors for Lucix Corporation and Allard Industries. Mr. Nazarian received a M.B.A. from the University of Southern California.
Ms. Knapp and Messrs. Binninger, Mandel and Nazarian were re-elected as directors of the Company at a meeting of the stockholders held on March 5, 2009.
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

Item 11. EXECUTIVE COMPENSATION
The following table provides certain summary information concerning the compensation earned by our Chief Executive Officer and each of our two other most highly compensated executive officers whose aggregate salary and bonus for the fiscal year ended December 31, 2007 or 2008 was in excess of $100,000 (the “Named Executive Officers”).

				Stock	Option	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($)[1]	($)[2]	($)	($)
G.A. Ben Binninger[3]	2008	223,861	40,000	20,000	271,180	—	555,041
Chief Executive Officer & Director	2007	76,440	50,000	1,667	56,020	32,609	216,736
Philip Lichtenberger[4]	2008	224,404	—	367	202,384	—	427,155
Chief Operating Officer	2007	252,487	97,500	3,019	277,775	—	630,781
John Philpott[5]	2008	191,828	55,664	7,500	95,778	—	350,770
Chief Financial Officer	2007	142,604	46,250	—	51,564	—	240,418
Joel A. Balbien[6]	2008	—	—	—	—	—	—
Former Chief Executive Officer	2007	189,615	212,750	—	—	1,000	403,365

(1)	We record the value of the restricted stock awards and stock awards based on the fair market value of the stock as of the date of grant.

(2)
We have recorded $768,000 and $1,100,000 as compensation expense in 2007 and 2008, respectively. The fair value of the options issued during the year ended December 31, 2007 and 2008 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 2.75% and 4.81%, expected life of five (5) to six (6) years and expected volatility of 92%. The expected stock price volatility assumption was based on the average volatility of 92%. The expected stock price volatility assumption was based on the average volatility of similar public companies for the period prior to our reverse merger. The expected term assumption used in the option pricing model was based on the “safe harbor” approach under SEC Staff Accounting Bulletin (SAB) No. 107, (SAB 107), where the “expected term = ((vesting term + original contractual term) / 2).” The risk free interest rate assumption was based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected term. A projected dividend yield of 0% was used as the company has never issued dividends.

(3)
Mr. Binninger became our Chief Executive Officer on July 27, 2007 and prior to that he was Chief Operating Officer of our company from January 12, 2007 to March 15, 2007. Mr. Binninger served as a consultant to Kreido Laboratories from 2003 to 2006. Other compensation includes amounts paid to Mr. Binninger as a consultant to our company. Mr. Binninger’s bonus for calendar year 2008 will be paid following the closing of the Asset Sale and pending available cash.

(4)
Mr. Lichtenberger became an executive officer of our company on January 12, 2007. Mr. Lichtenberger has served as Executive Vice President and Chief Operating Officer of Kreido Labs since 1997. The Compensation Committee awarded and paid Mr. Lichtenberger a $50,000 signing bonus and awarded him a year-end bonus equal to 25% of his 2007 base salary for calendar year 2007, of which $15,000 has been paid. No bonus was provided for 2008. The unpaid balance ($32,500) of Mr. Lichtenberger’s 2007 bonus was paid on the closing date of the Asset Sale.

(5)
Mr. Philpott became Chief Accounting Officer of the Company in April, 2007 and Chief Financial Officer of the Company in August, 2007. The Compensation Committee awarded Mr. Philpott a year-end bonus equal to 25% of his 2007 base salary for calendar year 2007, of which $15,000 has been paid. Mr. Philpott’s bonus for calendar year 2008 and the unpaid balance ($31,250) of his 2007 bonus will be paid following the closing of the Asset Sale and pending available cash.

(6)	Mr. Balbien joined Kreido Labs as Chief Executive Officer in November 2006 and served as our Chief Executive Officer until July 27, 2007.

Outstanding Equity Awards at Fiscal-Year End
The following table provides certain information with respect to our Named Executive Officers concerning the exercise of options during 2008 and unexercised options held by them at the end of the year.

	Option Awards					Stock Awards
										Equity
									Equity	Incentive
									Incentive	Plan
								Market	Plan	Awards:
								Value	Awards:	Market or
			Equity					of	Number	Payout
			Incentive					Shares	of	Value of
			Plan					or	Unearned	Unearned
			Awards:			Number		Units	Shares,	Shares,
	Number of	Number of	Number of			of Shares		of	Units or	Units or
	Securities	Securities	Securities			or Units		Stock	Other	Other
	Underlying	Underlying	Underlying			of Stock		That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		That		Have	That	That Have
	Options	Options	Unearned	Exercise	Option	Have Not		Not	Have Not	Not
	Exercisable	Unexercisable	Options	Price	Expiration	Vested		Vested	Vested	Vested
Name	(#)	(#)	(#)	($)	Date	(#)		($)	(#)	($)

G.A. Ben Binninger	33,848	—	—	0.09	7/1/09	—		—	—	—
	100,000	—	—	0.44	7/26/17	—		—	—	—
	25,000	—	—	0.33	7/26/17	—		—	—	—
	1,250,000	—	—	0.30	12/1/17	—		—	—	—
Philip Lichtenberger	270,781	—	—	0.09	4/17/10	—		—	—	—
	308,125	—	—	1.18	4/4/17	—		—	—	—
	271,875	54,375	—	0.33	4/4/17	—		—	—	—
John Philpott	56,250	—	—	1.20	3/19/17	75,000	[1]	750	—	—
	93,750	18,750	—	0.33	3/19/17	—		—	—	—
	75,000	30,000	—	0.33	2/1/18	—		—	—	—
	175,000	50,000	—	0.15	4/30/18	—		—	—	—

(1)	These shares are subject to repurchase by the Company under Mr. Philpott’s employment agreement until April 30, 2009 or earlier under the provision of his employment agreement.
Employment Agreements and Termination of Employment and Change in Control Arrangements
G.A. Ben Binninger
On December 10, 2007, we entered into an Employment Agreement with G. A. Ben Binninger, our Chief Executive Officer. The term of the agreement is 18 months and the agreement provides that Mr. Binninger’s base salary will be $225,000 per year. Mr. Binninger will be eligible to earn performance-based bonuses of $48,000, $84,000 or $120,000, depending on the achievement of target performance goals for 2008 and 2009, as determined by the Compensation Committee of the Board of Directors. Mr. Binninger will be paid a minimum bonus of $40,000 for calendar year 2008. The agreement also provided for an engagement bonus of $25,000, upon the execution of the agreement.

Mr. Binninger was granted an option to purchase 1,250,000 shares of our common stock under the 2006 Plan at an exercise price of $0.30 per share, the closing sales price of our common stock on December 10, 2007. Options to purchase 100,000 shares of common stock vested upon execution of the agreement. The remainder of the options vested in eleven equal installments of 100,000 each month beginning January 2008 and ending with November 2008; with the final 50,000 options vesting on December 10, 2008. Had Mr. Binninger’s employment been terminated by us for Cause, by Mr. Binninger without Good Reason or on account of Mr. Binninger’s death or Disability (each capitalized term as defined in the agreement), any unvested options would have expired immediately effective the date of termination or death. If Mr. Binninger’s employment is terminated following a Change of Control (as defined in the agreement), by us without Cause or by Mr. Binninger for Good Reason, any unvested options will immediately vest and become exercisable effective the date of termination of employment.
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
Philip Lichtenberger
On April 4, 2007, we entered into an Employment Agreement with Philip Lichtenberger, our Senior Vice President of Operations who was appointed Chief Operating Officer on July 27, 2007. The initial term of the agreement is two years, with ninety days notice required for renewal. The agreement provides that Mr. Lichtenberger’s base salary will currently be $195,000 per year. Mr. Lichtenberger will be eligible to earn performance based bonuses ranging from 20% to 50% of his base salary as determined by the Compensation Committee of the Board of Directors. The agreement also provided for a bonus of $50,000 for his service to our subsidiary, Kreido Laboratories, in 2006 and payment of any unused vacation pay. Mr. Lichtenberger has been notified that his Employment Agreement will not be renewed.
Mr. Lichtenberger was granted an option to purchase 580,000 shares of our common stock under the 2006 Plan at an exercise price of $1.18 per share on April 3, 2007. On February 1, 2008, the Company reduced the exercise price to $0.33 per share for those option shares that had not yet vested as of that date, which were 271,875 shares. Upon execution of the agreement 145,000 shares of common stock vested and the remainder of the options vest in eight equal installments of 54,375 each per calendar quarter beginning with the calendar quarter ending on June 30, 2007. If we terminate Mr. Lichtenberger’s employment in connection with a Change of Control or without Cause, or if Mr. Lichtenberger terminates his employment for Good Reason (each capitalized term as defined in the agreement), one half of all unvested options will immediately vest and the option term will continue for five years from the date of termination of employment. If we terminate Mr. Lichtenberger’s employment for Cause, all unvested options shall immediately expire and vested but unexercised options will expire 30 days after the date of termination. If Mr. Lichtenberger terminates his employment without Good Reason, all unvested options shall immediately expire and the term of vested but unexercised options will expire five years after the date of grant. If Mr. Lichtenberger’s employment is terminated on account of death or Disability (as defined in the agreement), all unvested options shall immediately expire and the term of vested but unexercised options will expire one year after the date of termination. Mr. Lichtenberger has also entered into a Lock-Up Agreement which contains limits as to when Mr. Lichtenberger may sell the shares underlying the options.
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
On March 5, 2009, in connection with the Asset Sale, we effected a Separation Agreement with Mr. Lichtenberger, pursuant to which his Employment Agreement and his employment with the Company and its wholly owned subsidiaries were terminated. Under the Separation Agreement, the Company paid Mr. Lichtenberger severance pay of $237,500 which was provided for in his Employment Agreement, and he and the Company released and discharged each other from all known and contingent liabilities and obligation. The Company retired stock options held by Mr. Lichtenberger for nominal consideration.

John Philpott
On April 30, 2008 we entered into a new Executive Employment Agreement with Mr. Philpott. The term of the agreement is 12 months and the agreement provides that Mr. Philpott’s base salary will be $195,000 per year. Mr. Philpott will be eligible to earn performance-based bonuses of between $39,000 and $97,500 depending on the achievement of target performance goals for 2008 and 2009, as determined by the Compensation Committee of the Board of Directors. Mr. Philpott, will be paid a minimum bonus of $39,000 for 2008. In continuation of our commitment to Mr. Philpott, we will reimburse to him $25,000 of tuition and expenses for the M.B.A. program that he completed in June 2008, which will be accumulated at $2,083 per month.
Mr. Philpott was granted an option to purchase 175,000 shares of our common stock under the 2006 Plan at an exercise price of approximately $0.15 per share, the closing sales price of our common stock on April 30, 2008. Options to purchase 25,000 shares of common stock vested upon execution of the agreement. The remainder of the options vests in 12 equal installments of 12,500 each month beginning May, 2008 and ending with April 2009. Should Mr. Philpott’s employment be terminated by us for Cause, by Mr. Philpott without Good Reason or on account of Mr. Philpott’s death or Disability (each capitalized term as defined in the agreement), all unvested options shall expire immediately effective the date of termination or death. If Mr. Philpott’s employment is terminated following a Change of Control (as defined in the agreement) by us Without Cause or by Mr. Philpott for Good Reason, all unvested options shall immediately vest and become exercisable effective the date of termination of employment.
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
Insurance and Indemnity
We have purchased and currently maintain directors and officers liability insurance covering our officers and directors. The policy has a term of 12 months beginning January 12, 2009. Additionally, we purchased directors and officers liability insurance covering Kreido for occurrences that happened prior to January 12, 2009 for a period of 3 years and purchased directors and officers liability insurance which covers the individual directors and officers for occurrences that happened prior to January 12, 2009 for a period of 6 years. We have entered into Indemnity Agreements with each of our officers and directors that assure those individuals with indemnification and defense cost reimbursement protection to the fullest extent permitted by Nevada law. We believe that providing full indemnity protection is necessary to attract and retain qualified executives and board members.
Compensation Discussion and Analysis
Elements of our executive compensation program

Our executive compensation currently consists solely of base salary, performance bonuses and participation in benefits programs such as medical benefits programs. We have also granted equity awards to our executive officers typically upon the commencement of their employment with the company or the execution or extension of their employment agreements.
The initial cash compensation of our executive officers was determined through direct negotiations with the individual officers. The total compensation for our executives that is reflected in the summary compensation table above consists principally of their base salary, bonuses and equity compensation.
We determined the specific amounts of compensation to be paid to our executive officers based upon the following factors:
•	The roles and responsibilities of our executives;

•	The individual experience and skills of, and expected contributions from, our executives;

•	The negotiations relating to the hiring of our executives; and

•	The amounts of compensation being paid to our other executives.
Our Chief Executive Officer considered each of these factors, as well as other factors he determined to be relevant at the time, in his discretion, in determining the amount of cash and equity compensation to recommend to our Compensation Committee in connection with the awarding of compensation to executive officers. As a matter of corporate policy, no hiring, firing or compensation decisions relating to a corporate officer could be made and no equity or equity-linked compensation could be awarded to any employee, without the prior approval of our Board of Directors or its compensation committee.

G. A. Ben Binninger accepted the position of interim Chief Executive Officer of Kreido on July 27, 2007 following the resignation of Dr. Joel Balbien from that position and accepted the permanent position of Chief Executive Officer in December, 2007. Mr. Binninger’s annual salary was established through direct negotiations between he and the Compensation Committee and was based upon the Compensation Committee’s determination of a reasonable annual salary plus a minimum annual bonus and performance bonuses to be paid based on achievement of goals as determined by the Compensation Committee. So that Mr. Binninger could be better aligned with the economic interests of our stockholders, we granted Mr. Binninger shares of restricted stock and stock option that would vest over the term of his employment agreement. We believe that the 10 year term of the option is typical of options awarded to Chief Executive Officers of other public companies comparable in stage of development to Kreido. The vesting of the option was the result of negotiations between he and the Compensation Committee.
Annual cash compensation

Base Salary
We paid base salaries that were competitive with similar positions in the independent energy sector and that provided for equitable compensation among executives of our company. Our Chief Executive Officer would recommend initial base salaries, and our Compensation Committee would consider and approve base salaries based upon the elements of our compensation program outlined above. Through calendar year 2008, base salaries of all employees, including executive offices, were reviewed annually or within 30 days of the scheduled expiration date of an executive officer’s employment agreement. Our Chief Executive Officer’s salary will be reviewed by our Compensation Committee within 30 days of the expiration date of his employment agreement. We have adhered to the belief that a competitive base salary is a necessary element of any compensation program designed to attract and retain talented and experienced executives.

Cash incentive bonuses
In 2008, we considered the award of cash bonuses to all employees, including our executive officers. We established target bonuses for our executive officers, which took into account each executive officer’s annual salary. Actual payment of bonuses will be subject to the approval of the Compensation Committee, in its discretion. Bonuses for calendar year 2007 to executive officers other than Mr. Binninger, who was not qualified for a 2007 cash bonus, were paid in part in the first quarter of 2008 and the balances were deferred pending the completion of a capital raise, which did not occur. The remaining balance of 2007 bonuses and minimum contractually provided bonuses for 2008 to the three remaining officers of Kreido Biofuels will be paid following the closing of the Asset Sale and pending available cash flow.
Equity incentive compensation
All of our executive officers were granted stock options under one or both of the Company’s incentive compensation plans. Upon the renewal of his employment agreement, in 2008 we granted shares of restricted stock to our Chief Financial Officer. In 2008 we reset the exercise price of our unvested stock options held by our continuing employees, based upon discussion with the Chief Executive Officer and with the unanimous approval of our Compensation Committee. Our goal was to retain our management and administrative team through an intended capital raise. We believed that it was important that the executive officers have an opportunity to acquire equity positions in their employers commensurate to their positions in the employer.
Other compensation
General benefits
All of our executive officers were eligible for benefits offered to employees generally, including health insurance. These benefits were designed to provide an array of support to employees and their families and are provided to all employees regardless of their individual performance levels.

      Perquisites
We do not believe it is necessary for the attraction or retention of management talent to provide our executive officers with a substantial amount of compensation in the form of perquisites. In 2007 and 2008 we did not provide any perquisites to our executive officers.
      Relocation and education expenses
We offered reimbursement of relocation expenses to our officers from time to time. We encouraged our executive officers to continue their formal education and reimbursed our Chief Financial Officer for a portion of the cost of his M.B.A. degree.
Role of executives in executive compensation decisions
Executive officer salaries have been, and will be, subject to approval of the Board of Directors or our Compensation Committee. In determining the compensation for our executive officers, our Compensation Committee will consider the results of the annual reviews of our executive officers conducted by our Chief Executive Officer. Our Chairperson will also provide input to the Board of Directors and the compensation committee based on discussions with the Chief Executive Officer and his review of company performance.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of March 19, 2009 certain information with respect to shares beneficially owned by (i) each person who is known by Kreido Biofuels to be the beneficial owner of more than five percent (5%) of Kreido Biofuels’ outstanding shares of Common Stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days after March 19, 2009. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.
To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

	Shares Beneficially Owned as of
	March 19, 2009 (1)
		Percent
Beneficial Owner*	Number of Shares	of Class
G.A. Ben Binninger (2)	6,109,346	11.2%
David Nazarian/Smart Technology Ventures and affiliates and associates (3)	15,350,756	27.8%
Wellington Management Company, LLP (4)	9,456,330	16.5%
David Fuchs (5)	4,234,646	8.0%
Betsy Wood Knapp (6)	475,146	* *
David Mandel (7)	3,763,049	7.1%
John Philpott (8)	500,000	* *

All current directors and executive officers as a group (5 people)	22,623,482	40.3%

*	Unless otherwise indicated below, these beneficial owners can be reached at Kreido Biofuels, Inc., 1070 Flynn Road, Camarillo CA 93012.

**	Less than 1% of the outstanding shares of Common Stock.

(1)
The number of shares of Common Stock deemed owned by each officer and director includes shares issuable pursuant to stock options that may be exercised within 60 days after March 19, 2009. On February 6, 2009, there were 52,720,992 shares of Common Stock outstanding.

(2)
Includes 4,373,663 shares of Common Stock, 100,000 shares of restricted stock, 33,848 shares of Common Stock underlying options awarded under the 1997 Plan, 226,835 shares of Common Stock underlying warrants, and 1,375,000 shares of Common Stock underlying options awarded under the 2006 Plan, all of which are exercisable within 60 days of March 19, 2009.

(3)
Includes shares held of record by Smart Technology Ventures Advisors, LLC and its affiliates, STV SBIC, Smart Technology Ventures, II, LLC, Smart Technology Ventures, III, L.P. (together the “STV Funds”), the David and Angela Nazarian Family Trust, and the Y & S Nazarian Revocable Trust. Includes 11,731,852 shares of Common Stock (which number includes 740,741 shares of Common Stock underlying warrants) beneficially owned by STV Funds, 3,148,150 shares of Common Stock (which number includes 1,574,075 shares of Common Stock underlying warrants) beneficially owned by the Y&S Nazarian Revocable Trust, and 426,665 shares of common stock (which number includes 213,604 shares of common stock underlying warrants) beneficially owned by the Younes Nazarian 2006 Annuity Trust, 19,089 shares held by the David and Angela Nazarian Family Trust and 25,000 shares of Common Stock underlying stock options awarded under the 2006 Plan exercisable within 60 days of March 19, 2009. Mr. Nazarian disclaims beneficial ownership of shares owned of record and beneficially by the Y & S Nazarian Revocable Trust and Younes Nazarian 2006 Annuity Trust. David Nazarian and Smart Technology Ventures and affiliates address is 1801 Century Park West, 5th Floor, Los Angeles, CA 90067.

(4)	Based upon Schedule 13G/A2 filed with the Securities and Exchange Commission on February 17, 2009. The address of Wellington Management Company, LLP is 75 State Street, Boston MA 02109.

(5)
Includes 2,655,775 shares of Common Stock (which number includes 95,645 shares of Common Stock underlying warrants) beneficially owned by Mr. Fuchs and 1,578,871 shares of Common Stock (which number includes 123,333 shares of Common Stock underlying warrants) beneficially owned by Mr. Fuchs’ Trust.

(6)
Includes 437,646 shares of Common Stock (which number includes 218,978 shares of Common Stock underlying warrants) beneficially owned by Betsy Wood Knapp and held of record by the Knapp Trust of which Cleon T. Knapp and Betsy Wood Knapp are the trustees. Also includes 37,500 shares of Common Stock underlying stock options awarded under the 2006 Plan exercisable within 60 days of March 19, 2009.

(7)
Includes 3,738,049 shares of Common Stock (which number includes 220,092 shares of Common Stock underlying warrants) beneficially owned by Mr. Mandel. Also, includes 25,000 shares of Common Stock underlying stock options awarded under the 2006 Plan exercisable within 60 days of February 6, 2009. Mr. Mandel can be reached through Moss Adams, 11766 Wilshire Blvd 9th floor, Los Angeles, CA 90025.

(8)
Includes 25,000 shares of Common Stock, 75,000 shares of restricted stock and 400,000 shares of Common Stock underlying options awarded under the 2006 Plan, all of which are exercisable within 60 days of March 19, 2009.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Related Party Transactions
During fiscal year ended December 31, 2008 and thereafter through March 31, 2009 there have been no material transactions between the Company and any officer, director or principal stockholder of the Company or any of their respective affiliates other than compensation matters described elsewhere in this Report.
Director Independence
We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, although not required as the standard for the Company as it is traded on the Over-the-Counter Market considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that each of Betsy Wood Knapp and David Nazarian is an “independent director” as defined under the rules of The Nasdaq Stock Market. Because of fees paid in 2007 by the Company to the public relations firm owned by David Mandel’s spouse, Mr. Mandel does not qualify as an independent director under the NASDAQ stock market standard. Messrs. Murli Tolaney and Richard Redoglia, each of whom served as a director of the Company from July 2007 to March 4, 2009 was also an “independent director” under The Nasdaq Stock Market standards. During fiscal year 2008, Ms. Knapp, as chair, and Mr. Tolaney and Mr. Redoglia served as the Audit Committee, and Mr. Tolaney, as chair, and Ms. Knapp and Mr. Redoglia served as the Compensation Committee. Currently, Ms. Knapp, Mr. Mandel and Mr. Nazarian serve as the members of the Audit Committee and the Compensation Committee.

Director Compensation

	Fees				Non-Qualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Betsy Wood Knapp	72,500	—	15,115	—	—	—	87,615
David Mandel	26,500	—	11,198	—	—	—	37,698
David Nazarian	26,000	—	11,198	—	—	—	37,198
Richard Redoglia	27,000	—	8,290	—	—	—	35,290
Murli Tolaney	28,500	—	8,290	—	—	—	36,790
Pursuant to our Outside Director Compensation Program adopted in 2007, our outside directors receive an (i) annual cash retainer of $20,000, payable quarterly, for service on the board, (ii) $1,000 for each board meeting and $500 for each committee meeting attended in person, and (iii) $500 for each board meeting and $250 committee meeting attended telephonically. Fees paid to directors for attending meetings may not exceed $1,000 if multiple meetings are attended in person on a given day. We reimburse all of our directors for the expenses they incur in connection with attending board and committee meetings. In addition, each outside director is (x) granted 2,500 shares of our common stock upon his or her first election or appointment and (y) receives annual option grants to purchase 25,000 shares of our common stock on October 15 of each calendar year beginning October 15, 2007. The number of shares of common stock included in an annual option grant will be reduced by the number of shares of common stock included in option grants to the applicable outside director, in any capacity, within the 12 months preceding the October 15th grant date. Options granted to outside directors under the Outside Director Compensation Program will vest in two equal installments of six months each, provided that the outside director is serving as a director of our company on the vesting date. Options will be granted at the closing bid price on our common stock on the date of grant and will have terms of 10 years from the date of grant. Outside director options will be granted from the shares reserved for issuance under our 2006 Equity Incentive Plan. The Chair of the Board of Directors receives an annual cash retainer of $60,000 payable quarterly.
In 2008 the Directors acted to defer receiving cash fees for attending board and committee meetings. At February 6, 2009, Kreido was indebted to its directors as a group in that aggregate amount of $180,500 for 2008 board fees which amount will be paid following the Asset Sale and pending available cash.
Board Committees
The board has established an audit committee and a compensation committee. Other committees may be established by the board from time to time. Following is a description of each of the committees and their composition.
Audit Committee
Our audit committee has currently consists of three directors: Ms. Knapp (Chair), Mr. Mandel and Mr. Nazarian. The Board has determined that Ms. Knapp and Mr. Nazarian are (i) “independent” under NASDAQ independence standards, and (ii) meet the criteria for independence as set forth in the Securities Exchange Act of 1934. Mr. Mandel does not qualify as an independent member of the audit committee under the NASDQ stock market standards because of fees paid in 2007 by the Company to the public relations firm owned by Mr. Mandel’s spouse. No audit committee member has participated in the preparation of our financial statements at any time during the past three years. All of the committee members are able to read and understand fundamental financial statements. None of the audit committee members qualifies as an “audit committee expert” as defined by the SEC.

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
During calendar year 2008, our audit committee comprised of Ms. Knapp and then-directors Murli Tolaney and Richard Redoglia. The audit committee met four times during 2008.
Audit Committee Report
Acting as the Audit Committee, we have reviewed and discussed the audited consolidated financial statements of the Company for fiscal year ended December 31, 2008 with Company management and with the Company’s independent public accounting firm. We have also discussed with that firm the applicable auditing standards and professional responsibility requirements and we have received from the independent accounting firm written disclosures and correspondence required by the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence from the Company and its management. In reliance upon the reviews and discussions with management and the independent public accounting firm, the Audit Committee recommended to the Board of Directors on March 26, 2009, and the Board of Directors approved, the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Betsy Wood Knapp, Chair
David Nazarian
David Mandel
Compensation Committee
Our compensation committee currently consists of three members: Ms. Knapp, Mr. Mandel and Mr. Nazarian. The board has determined that Ms. Knapp and Mr. Nazarian qualify as “independent” under NASDAQ independence standards; “non-employee directors” under Exchange Act Rule 16b-3; and “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. Mr. Mandel does not qualify as an independent member of the compensation committee under the NASDAQ stock market standards because of fees paid in 2007 by the Company to the public relations firm owned by Mr. Mandel’s spouse.
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
During calendar year 2008, our compensation committee comprised of then-directors Murli Tolaney, as Chairman and Richard Redoglia and continuing director Ms. Knapp. The compensation committee met two times during 2008.
Board Qualification and Selection Process
Our board does not have a nominating committee as the board has traditionally considered nominees for election as directors. From July 2007 to March 4, 2009, our board of directors had six members. In light of the change in our business because of the Asset Sale, we determined that we no longer required the expertise of former directors Murli Tolaney and Richard Redoglia. Thus, on March 4, 2009 our stockholders only elected four members to our board of directors. Our board reviews, evaluates and proposes prospective candidates for our board. Each member of our board should possess the highest personal and professional ethics and integrity and is devoted to representing our best interests and the best interests of our stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees
Our outside auditor is Vasquez & Company LLP. The following table shows the aggregate fees billed for the audit and other services provided for the fiscal years ended December 31, 2008 and December 31, 2007:

	December 31,
	2008	2007
Audit Fees	$72,000	$60,000
Audit Related Fees	—	88,000
Tax Fees	—	—
All Other Fees	—	—

Total	$72,000	$148,000

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of the quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.

PART IV
Item 15. EXHIBITS
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

3.1	Amended and Restated Articles of Incorporation of Kreido Biofuels, Inc. (f/k/a Gemwood Productions, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-130606).

3.3	Amended and Restated Bylaws of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

4.1	Form of Investor Warrant of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.1	Form of Subscription Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.2	Form of Registration Rights Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.3	Form of Indemnity Agreement by and between Kreido Biofuels, Inc. and Outside Directors of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.4	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.5	Form of Incentive Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.6	Form of Non-Qualified Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.7	Form of Indemnity Agreement for officers and directors.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.8	Employment Agreement, dated April 4, 2007, by and between Kreido Biofuels, Inc. and Philip Lichtenberger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2007 (File No. 333-130606).

10.9	Employment Agreement, dated April 10, 2007, by and between Kreido Biofuels, Inc. and Alan McGrevy.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2007 (File No. 333-130606).

10.10	Employment Agreement, dated April 28, 2007, by and between Kreido Biofuels, Inc. and Larry Sullivan.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007 (File No. 333-130606).

10.11	Purchase Order Agreement, dated May 22, 2007, by and between Kreido Biofuels, Inc. and Certified Technical Services, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007 (File No. 333-130606).

10.12	Amendment No. 1 to Registration Rights Agreement, dated June 12, 2007, by and between Kreido Biofuels, Inc. and certain investors in the Offering.	Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 22, 2007 (File No. 333-140718).

10.13	Separation Agreement and General Release dated July 27, 2007 by and between Kreido Biofuels, Inc. and Joel Balbien.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.14	Kreido Biofuels, Inc. Outside Director Compensation Program adopted July 27, 2007.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.15	Commercial Lease Agreement by and between Kreido Biofuels, Inc. and Acaso Partners, LLC effective August 1, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007 (File No. 333-130606).

10.16	Employment Agreement executed December 10, 2007 but effective December 1, 2007, by and between Kreido Biofuels, Inc. and G.A. Ben Binninger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2007 (File No. 333-130606).

10.17	Employment Agreement, dated April 30, 2008, by and between Kreido Biofuels, Inc. and John M. Philpott.	Incorporated by reference to Exhibit 10.21 to the Amendment to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2008 (File No. 333-130606).

10.18	Separation Agreement and General Release dated November 11, 2008 by and between Kreido Biofuels, Inc., Kreido Laboratories and Alan McGrevy.	Incorporated by reference to Exhibit 10.22 to the Amendment to the Annual Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2008 (File No. 333-130606).

10.19	Separation Agreement and General Release dated November 30, 2008 by and between Kreido Biofuels, Inc., Kreido Laboratories and Larry Sullivan.*

10.20	Letter to Stockholders, Notice of Annual Meeting , Proxy Statement and form of Proxy dated February 18, 2009.	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2009 (File No. 333-130606).

10.21	Asset Purchase Agreement dated as of January 28, 2009 by and among Four Rivers BioEnergy, Inc., The Four Rivers BioEnergy Company, Inc., Kreido Biofuels, Inc. and Kreido Laboratories.	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2009 (File No. 333-130606).

10.22	Separation Agreement and General Release dated November 11, 2008 by and between Kreido Biofuels, Inc., Kreido Laboratories and Philip Lichtenberger.	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009 (File No. 333-130606).

Exhibit No.	Description	Reference

10.23	Securities Escrow Agreement dated March 5, 2009 by and among Four Rivers BioEnergy, Inc., Kreido Biofuels, Inc. and Wall Street Transfer Agents, Inc. *

10.24	Voting Agreement and Proxy dated March 5, 2009 by and between Four Rivers BioEnergy, Inc. and Kreido Biofuels, Inc. *

10.25	Four Rivers BioEnergy, Inc., Common Stock Purchase Warrant dated March 5, 2009 respecting 200,000 warrant shares. *

14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on November 14, 2008 (File No. 333-130606).

21.1	Subsidiaries of Kreido Biofuels, Inc.*

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREIDO BIOFUELS, INC.

By:	/s/ G.A. Ben Binninger
G.A. Ben Binninger, CEO and Director
(Principal Executive Officer)

Date: March 31, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G.A. Ben Binninger G.A. Ben Binninger	Chief Executive Officer and Director (Principal Chief Executive)	March 31, 2009

/s/ John M. Philpott John M. Philpott	Chief Financial Officer (Principal Accounting Officer)	March 31, 2009

/s/ Betsy Wood Knapp Betsy Wood Knapp	Director	March 31, 2009

/s/ David Mandel David Mandel	Director	March 31, 2009

/s/ David Nazarian David Nazarian	Director	March 31, 2009

KREIDO BIOFUELS, INC. AND SUBSIDIARIES
(Formerly Gemwood Productions, Inc.)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 and 2007
INDEX

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets — December 31, 2008 and 2007	F-2

Consolidated Statements of Operations — For the Years Ended December 31, 2008 and 2007 and For the Period From January 13, 1995 (Inception of the Development Stage) to December 31, 2008	F-3

Consolidated Statements of Stockholders’ Equity (Capital Deficit) — For the Years Ended December 31, 2008 and 2007	F-4

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2008 and 2007 and For the Period From January 13, 1995 (Inception of the Development Stage) to December 31, 2008	F-5 to F-6

Notes to Consolidated Financial Statements	F-7 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Kreido Biofuels, Inc. and Subsidiaries
Camarillo, California
We have audited the accompanying consolidated balance sheets of Kreido Biofuels, Inc. and its subsidiaries, formerly known as Gemwood Productions, Inc. (a development stage company), as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from January 13, 1995 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kreido Biofuels, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from January 13, 1995 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses in recent years, has an accumulated deficit of $44,181,000 and planned principal operations have not commenced at December 31, 2008. It has used substantial amounts of its available cash in its research and development and biodiesel production plant development activities in recent years. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in these regards are also discussed in Note 3 to the financial statements. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Vasquez & Company LLP
Los Angeles, California
March 31, 2009

Kreido Biofuels, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	December 31
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$317,000	$6,470,000
Other current assets	20,000	56,000

Total current assets	337,000	6,526,000
Assets Held for Sale:
Property and equipment — net (Note 4)	6,651,000	14,148,000
Patents, less accumulated amortization of $244,000 and $201,000 in 2008 and 2007, respectively, and a valuation allowance of $652,000 and $223,000 at December 31, 2008 and 2007, respectively	102,000	421,000

Total assets held for sale	6,753,000	14,569,000
Other assets	14,000	437,000

Total assets	$7,104,000	$21,532,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of capital leases (Note 9)	$25,000	$57,000
Accounts payable	2,689,000	1,538,000
Accrued expenses	177,000	250,000

Total current liabilities	2,891,000	1,845,000
Capital leases, less current portion (Note 9)	21,000	86,000

Total liabilities	2,912,000	1,931,000

Stockholders’ equity (Notes 7 and 10)
Preferred stock, $0.001 par value, authorized 10,000,000, as shares in 2007; issued and outstanding were zero shares	—	—
Common stock, $0.001 par value. Authorized 300,000,000 shares; issued and outstanding were 52,545,992	52,000	52,000
Restricted common stock, $0.001 par value; issued and outstanding were 175,000 shares and 100,000 shares at December 31, 2008 and 2007, respectively	—	—
Additional paid-in capital	48,333,000	47,253,000
Deferred compensation	(12,000)	(31,000)
Deficit accumulated during the development stage	(44,181,000)	(27,673,000)

Net stockholders’ equity	4,192,000	19,601,000

Total liabilities and stockholders’ equity	$7,104,000	$21,532,000

See accompanying auditors’ report and notes to consolidated financial statements.

Kreido Biofuels, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations

			Period from
			January 13, 1995
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008
Discontinued Operations:
Operating expenses
Research and development	$1,047,000	$1,082,000	$17,965,000
General and administrative expenses	5,470,000	4,153,000	14,475,000
Loss on impairment of property	10,400,000	—	10,400,000
Loss on sale of property and equipment	46,000	—	135,000
Loss from retirement of assets	4,000	3,000	325,000

Loss from discontinued operations	(16,967,000)	(5,238,000)	(43,300,000)
Other income (expenses)
Interest expense	—	—	(3,082,000)
Interest income	60,000	689,000	813,000
Other income	402,000	3,000	1,556,000
Other expenses	—	—	(154,000)

Total other income (expenses)	462,000	692,000	(867,000)

Loss before income taxes	(16,505,000)	(4,546,000)	(44,167,000)
Income tax expenses	3,000	1,000	14,000

Net loss	$(16,508,000)	$(4,547,000)	$(44,181,000)

Net loss per share — basic and diluted	$(0.31)	$(0.09)	$(0.84)

Shares used in computing net loss per share	52,696,334	52,522,063	52,696,334
See accompanying auditors’ report and notes to consolidated financial statements.

Kreido Biofuels, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Capital Deficit)
Period from January 13, 1995 (Inception) to December 31, 2008

							Deficit
					Additional		Accumulation	Stockholders’
	Common Stock		Restricted Common Stock		Paid-In	Deferred	During	Equity (Capital
	Shares	Amount	Shares	Amount	Capital	Compensation	Development Stage	Deficit)
Balance, December 31, 2006	720,501	103,000	641,786	64,000	3,469,000	(9,000)	(23,126,000)	(19,499,000)
Conversion of notes, accrued interest payable and related warrants, on a net exercise basis, to common stock at the converted acquisition basis	10,224,178	10,000	—	—	6,110,000	—	—	6,120,000
Conversion of Kreido Labs Series A preferred stock to common stock at the converted acquisition basis	619,946	1,000	—	—	3,627,000	—	—	3,628,000
Conversion of Kreido Labs Series B preferred stock to common stock at the converted acquisition basis	11,295,341	11,000	—	—	10,000,000	—	—	10,011,000
Conversion of Kreido Labs common stock to common stock at the converted acquisition basis	816,504	1,000	(641,786)	(64,000)	63,000	—	—	—
Conversion of consulting warrants on a net exercise basis to common stock at the converted acquisition basis	1,587,213	2,000	—	—	(2,000)	—	—	—
Common stock issued in connection with the acquisition of old Kreido Biofuels common stock	8,750,000	(94,000)	—	—	94,000	—	—	—
Common stock issued in connection with the $25 million January 2007 private placement offering	18,498,519	18,000	—	—	23,080,000	—	—	23,098,000
Stock award to new board of directors	10,000	—	—	—	5,000	(22,000)	—	5,000
Compensation expense	23,790	—	100,000	—	807,000	—	—	785,000
Net loss	—	—	—	—	—	—	(4,547,000)	(4,547,000)

Balance, December 31, 2007	52,545,992	52,000	100,000	—	47,253,000	(31,000)	(27,673,000)	19,601,000
Conversion of consulting warrants on a net exercise basis to common stock at the converted acquisition basis	—	—	—	—	—	—	—	—
Common stock issued in connection with the acquisition of old Kreido Biofuels common stock	—	—	—	—	—	—	—	—
Common stock issued in connection with the $25 million January 2007 private placement offering	—	—	—	—	—	—	—	—
Repurchase stock options	—	—	—	—	(1,000)	—	—	(1,000)
Compensation expense	—	—	75,000	—	1,081,000	19,000	—	1,100,000
Net loss	—	—	—	—	—	—	(16,508,000)	(16,508,000)

Balance, December 31, 2008	52,545,992	$52,000	175,000	$—	$48,333,000	$(12,000)	$(44,181,000)	$4,192,000

See accompanying auditors’ report and notes to consolidated financial statements.

Kreido Biofuels, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Period from
			January 13,
	Year Ended	Year Ended	1995 (Inception)
	December 31,	December 31,	to December 31,
	2008	2007	2008
Cash flows from operating activities
Net Loss	$(16,508,000)	$(4,547,000)	$(44,181,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169,000	254,000	1,792,000
Loss on impairment of property and equipment	10,400,000	—	10,400,000
Loss on abandonment of plant development	891,000	—	891,000
Loss on sale of assets	46,000	—	135,000
Loss on retirement of assets	4,000	3,000	325,000
Noncash stock compensation	1,100,000	790,000	2,709,000
Amortization of convertible debt discount	—	—	1,236,000
Inducement to convert debt discount	—	—	152,000
Inducement to convert debt	—	—	58,000
Patent write-down and allowance	429,000	470,000	899,000
Changes in operating assets and liabilities:
Other assets	459,000	(472,000)	(85,000)
Accounts payable	1,336,000	1,192,000	3,878,000
Accrued expenses	(73,000)	162,000	596,000

Net cash used in operating activities	(1,747,000)	(2,148,000)	(21,195,000)

Cash flows from investing activities
Purchase of property and equipment	(4,421,000)	(13,885,000)	(19,047,000)
Proceeds from sale of assets	203,000	—	298,000
Investments in patent application	(153,000)	(195,000)	(1,667,000)

Net cash used in investing activities	(4,371,000)	(14,080,000)	(20,416,000)

Cash flows from financing activities
Proceeds from the issuance of Series A convertible preferred stock	—	—	938,000
Proceeds from the issuance of Series B convertible preferred stock	—	—	1,500,000
Proceeds from the issuance of Series C convertible preferred stock	—	—	2,424,000
Proceeds from the issuance of Series B1 preferred stock	—	—	720,000
Proceeds from the issuance of common stock warrants	—	—	217,000
Net proceeds from the issuance of common stock	—	22,849,000	22,849,000
Proceeds from issuance of long-term debt	—	—	14,381,000
Principal repayment of long-term debt and capital leases	(35,000)	(210,000)	(1,101,000)

Net cash provided by (used in) financing activities	(35,000)	22,639,000	41,928,000

Net increase (decrease) in cash and cash equivalents	(6,153,000)	6,411,000	317,000
Cash and cash equivalents at beginning of period	6,470,000	59,000	—

Cash and cash equivalents at end of period	$317,000	$6,470,000	$317,000

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$20,000	$354,000
Income taxes	3,000	1,000	14,000
See accompanying auditors’ report and notes to consolidated financial statements.

Kreido Biofuels, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Period from
			January 13,
	Year Ended	Year Ended	1995 (Inception)
	December 31,	December 31,	to December 31,
	2008	2007	2008
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment through capital leases	$—	$107,000	$867,000
Additions to machinery and equipment through settlement of capital lease	—	—	61,000
Additions to machinery and equipment through issuance of common stock	—	—	100,000
Conversion of notes payable into Series A preferred stock	—	—	1,180,000
Conversion of notes payable into Series C preferred stock	—	—	5,530,000
Conversion of accounts payable into Series C preferred stock	—	—	30,000
Conversion of accrued interest into Series C preferred stock	—	—	441,000
Warrants issued in connection with convertible notes	—	—	2,007,000
Conversion of Series A preferred stock into Series A1 preferred stock	—	—	2,118,000
Conversion of Series B preferred stock into Series A1 preferred stock	—	—	1,511,000
Conversion of Series C preferred stock into Series B1 preferred stock	—	—	8,414,000
Conversion of notes payable in to Series B1 preferred stock	—	—	850,000
Conversion of accrued interest into Series B1 preferred stock	—	—	18,000
Conversion of notes payable into common stock	—	5,257,000	5,257,000
Conversion of accrued interest into common stock	—	863,000	863,000
Conversion of Series A preferred stock into common stock	—	3,628,000	3,628,000
Conversion of Series B preferred stock into common stock	—	10,011,000	10,011,000
Conversion of Kreido Laboratories common stock into common stock	—	155,000	155,000
Exchange of assets for liabilities	244,000	—	244,000
See accompanying auditors’ report and notes to consolidated financial statements.

NOTE 1 ORGANIZATION
Kreido Biofuels, Inc. and subsidiaries, formerly known as Gemwood Productions, Inc. (“Kreido” or “the Company”), was incorporated on February 7, 2005 under the laws of the State of Nevada. Its principal subsidiary, Kreido Laboratories, or Kreido Labs, was incorporated on January 13, 1995 under the laws of the State of California. Since incorporation, Kreido Labs and now the Company has been engaged in activities required to develop, patent and commercialize its products. The market for these products is developing in parallel to the Company’s activities. The Company considers itself a development stage enterprise because it has not yet earned significant revenue from its commercial products. Until the suspension of its plant development activities in June 20, 2008, the Company created and intended to license innovative chemical and chemical reacting systems.
The Company is the creator of reactor technology that is designed to enhance the manufacturing of a broad range of chemical products. Leveraging its proprietary STT® reactor technology (named for its spinning tube-in-tube design), Kreido partnered with clients to deliver cost-effective manufacturing solutions. The Company continues to develop partnerships with a variety of global companies.
The cornerstone of the Company’s technology is its patented STT® (Spinning Tube-in-Tube) diffusional chemical reacting system, which is both a licensable process and a licensable system. In 2005, the Company demonstrated how the STT™ could make biodiesel fuel from vegetable oil in less than a second with complete conversion and less undesirable by-products. The Company had pursued this activity and is in the process of building a 33 to 50 million gallon per year, or Mgpy, commercial biodiesel production plant in the United States until the suspension of its development activities.
It changed its name from Gemwood Productions, Inc. to Kreido Biofuels, Inc. on November 2, 2006. The Company took its current form on January 12, 2007 when Kreido Laboratories completed a reverse triangular merger with Kreido Biofuels, Inc.
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company’s revenues were expected to be derived from the sale of biodiesel, licensing its patented processes and proprietary biodiesel production system, manufacturing its patented equipment to carry out the licensed processes, and providing on-going technical support and know-how. Revenues from product sales were to be recorded upon shipment. Revenues from technology licensing were to be, based upon the nature of the licensing agreement, recorded upon billing due date established by contractual agreement with the customer or over the term of the agreement. For sales arrangements with multiple elements, the Company will allocate the undelivered elements based on the price charged when an element is sold separately. Through the end of 2008, the Company had recognized no significant commercial or licensing revenue.
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

Assets Held for Sale and Discontinued Operations
In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company classifies assets as Assets Held for Sale and the corresponding results of operations are reported in Discontinued Operations if all of the criteria specified by the Statement are met. The Statement requires classification of assets as held for sale if management commits to sell the asset, the asset is available for immediate sale in its present condition, action has been initiated to complete the plan to sell, sale of the asset is probable and it is being marketed at a reasonable price, and it is unlikely that the plan to sell will be withdrawn.
Reporting under Discontinued Operations is required by the Statement if corresponding operations and cash flows will be eliminated and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.
Assets held for sale as of December 31, 2008 represents the net book value of property and equipment that were held for sale, the majority of which were sold on March 5, 2009. See Note 14 for further discussions.
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
Stock-Based Compensation
The Company accounts for stock-based compensation under the fair value method in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” “SFAS 123(R)”. SFAS No. 123R requires the Company to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.
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
Net Loss Per Share
The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities but does include the restricted shares of common stock issued. Diluted earnings per share reflects the potential dilution that would occur if securities of other contracts to issue common stock were exercised or converted to common stock. Common stock equivalent shares from all stock options, warrants and convertible securities for all years presented have been excluded from this computation as their effect is anti-dilutive.

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for the Company on January 1, 2008 and did not have a material financial impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and, accordingly, does not require any new fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and did not have a material financial impact on the Company’s consolidated financial statements.

NOTE 3 LIQUIDITY AND GOING CONCERN ISSUES
The Company, a development stage company, has suffered recurring losses from operations and at December 31, 2008 had an accumulated deficit of $44,181,000 that raises substantial doubt about its ability to continue as a going concern.
NOTE 4 PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2008 and 2007 is summarized as follows:

	2008	2007
Furniture and fixtures	$148,000	$151,000
Machinery and equipment	912,000	857,000
Office equipment	126,000	136,000
Leasehold improvements	254,000	254,000
Spare parts and equipment	1,741,000	—
Construction in progress	14,402,000	13,301,000

Total	17,583,000	14,699,000
Less valuation allowance	(10,400,000)	—
Less accumulated depreciation and amortization	(532,000)	(551,000)

Net book value	$6,651,000	$14,148,000

The Company manufactured spare STT® Reactors, which are in various stages of completion, and has purchased spare parts for these reactors. These reactors and spare parts may be used as backup for a plant once the technology is proven. Because the technology of the STT® Reactors has not been proven under commercial production conditions and due to funding limitations, the Company has provided an allowance $1,583,000 of the capitalized overhead and labor costs of the reactors as well as a significant portion of the cost of the spare parts and equipment as a possible impairment. Additionally, because of the Company’s financial situation, the Company assessed the potential value of its assets capitalized as construction in progress and determined an estimated value for a realized sale of the equipment that has been constructed. The estimate was based on discussions with prospective purchasers and vendors and/or manufacturers of the equipment to estimate the reasonably possible realizable amount and fair value. Based on this analysis, as of December 31, 2008, the Company recorded $10.4 million as a possible impairment allowance against the construction in progress in property and equipment. The Company also assessed the fair value of its remaining property and equipment, excluding construction in progress assets, and recorded an allowance of $891,000 as a possible impairment of these assets.
The Company accounts for its property and equipment in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company tested its property and equipment for recoverability because at December 31, 2008, there was a reasonable expectation that it is significantly more likely than not, the property and equipment would be sold or otherwise disposed of rather than put into service.
Depreciation expense for the years ended December 31, 2008 and 2007 was $127,000 and $163,000, respectively, including related depreciation for capital leases. Equipment recorded under capital leases totaled $120,000 and $456,000 at December 31, 2008 and 2007, respectively.

NOTE 5 CONSTRUCTION IN PROGRESS AND PLANT DEVELOPMENT ACTIVITIES
In 2007, the Company completed the construction and test operation of a pilot biodiesel production unit (“pilot plant”) at an existing biodiesel production facility operated by Foothills Bio-energies, LLC. Full pilot plant operations were never fully undertaken. The Company requested that operations be terminated and is planning to retrieve the equipment from the facility. As discussed in Note 1 above, the Company suspended the construction and development of the full scale plant site. Upon suspension of the full scale plant development, the Company wrote off $891,000 of costs specific to the proposed plant site which had been previously capitalized as construction in progress. The write off was charged to general and administrative expenses during the year ended December 31, 2008. As discussed in Note 4 above, the Company has established a possible impairment allowance against the construction in progress for property and equipment. Construction costs incurred and capitalized consist of (1) architectural, design and engineering; (2) labor, overhead and materials to build in-house the four STT® Reactors; (3) designing, engineering and manufacturing of the plant production unit which includes components such as centrifuges, tanks, control panels and other equipment being built by third parties for delivery to the plant site; and (4) the general contractor fees, engineering and construction of the buildings and physical improvements including tanks, piping, boilers and various lab and other equipment and machinery comprising the plant. As of December 31, 2008, development expenditures of $14.4 million have been incurred and recorded as construction in progress and, approximately $2.1 million has been recorded as outstanding payables for services, equipment and construction work incurred through December 31, 2008 provided by sub-contractors and equipment vendors. The Company has not entered into additional purchase orders and contracts.
NOTE 6 INCOME TAXES
Income taxes principally consist of minimum franchise taxes for the State of California. At December 31, 2008 and 2007, the Company had available net operating loss carryforwards totaling approximately $35.1 and $18.2 million, respectively, for federal income tax purposes and $35.5 and $18.5 million, respectively, for California state tax purposes, which expire beginning in tax year 2010. Additionally, at December 31, 2008, the Company had federal tax credits of approximately $800,000 and state tax credits of approximately $400,000 available for carryover to future tax years. For federal net operating losses generated before 1997, the carryforward period is 15 years. For federal net operating loss generated after 1997, the carryforward period is 20 years. For California state tax purposes, the Company’s net operating losses were classified under Eligible Small Business (ESB). For ESB net operating loss generated beginning on January 1, 2000, the carryforward period is 10 years. For California state tax purposes, losses generated prior to January 1, 2000 have expired.
The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31, 2008	December 31, 2007
Deferred tax assets:
Loss carryforwards	$13,989,000	$8,250,000
Stock-based compensation	428,000	309,000
Start-up costs	2,200,000	1,369,000
Fair value reserves	952,000	—
Other	404,000	271,000

	17,973,000	10,199,000
Less valuation allowance	(17,973,000)	(10,199,000)

Net deferred tax assets	$—	$—

The Company has recorded a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. Deferred tax assets consist principally of the tax effect of net operating loss carry forwards. In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carry forwards in future tax returns, the Company has fully reserved its deferred tax assets as of December 31, 2008 and 2007.

In addition, the utilization of net operating loss carryforwards may be limited due to restrictions imposed under applicable federal and state income tax laws due to a change in ownership such as those rules under Section 382 of the Internal Revenue Code.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. In May 2007, the FASB issued FASB Staff Position FIN 48-1 that amends FIN 48 (“FIN 48-1”). FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.
In the first quarter of 2007, the Company adopted FIN 48. The adoption of FIN 48 by the Company did not have an effect on the Company’s financial condition or results of operations and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company had no unrecognized tax liability as of December 31, 2008 and December 31, 2007.
NOTE 7 STOCK-BASED COMPENSATION
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The fair value of the options issued during the year ended December 31, 2007 and 2008 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates between 2.75% and 4.81%, expected life of five (5) to six (6) years and expected volatility of 92%. The expected stock price volatility assumption was based on the average volatility of 92%. The expected stock price volatility assumption was based on the average volatility of similar public companies for the period prior to our reverse merger. The expected term assumption used in the option pricing model was based on the “safe harbor” approach under SEC Staff Accounting Bulletin (SAB) No. 107, (SAB 107), where the “expected term = ((vesting term + original contractual term) / 2).” The risk free interest rate assumption was based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected term. A projected dividend yield of 0% was used as the Company has never issued dividends.
Summary stock option activity is as follows:

		Weighted
	Number of	Average Exercise
	Options	Price
Balance at December 31, 2006	1,166,930	$0.33
Granted	4,425,784	0.93
Exercised	—	—
Cancelled	(1,205,384)	1.35

Balance at December 31, 2007	4,387,330	$0.65

Granted	325,000	0.16
Exercised	—	—
Cancelled	(1,428,378)	0.64

Balance at December 31, 2008	3,283,952	$0.60

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
	Outstanding at	Average	Weighted-	Exercisable at	Weighted-
Range of Exercise	December 31,	Remaining	Average Exercise	December 31,	Average Exercise
Prices	2008	Contractual Life	Price	2008	Price
$0.09 – 0.19	841,738	4.18	$0.10	716,738	$0.10
0.20 – 0.89	2,073,639	1.68	0.36	1,958,847	0.37
0.90 – 1.85	368,575	3.22	1.18	368,575	1.18

	3,283,952		$0.39	3,044,160	$0.40

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
In accordance with the provisions of SFAS 123(R), the Company has recorded stock-based compensation expense of $1,070,000 and $768,000 for the years ended December 31, 2008 and 2007, respectively, which in 2008 includes the compensation effect for the options repriced. The stock-based compensation expense is based on the fair value of the options at the grant date.
NOTE 8 COMMITMENTS
Operating Leases
The Company was lessee under an operating lease for its principal office location. The initial lease term was to expire on July 31, 2017. The Company is currently one month in arrears on our lease payments and recently, the landlord has served notice for us to either bring the lease payments current or vacate the premises. The Company is negotiating with the landlord for an early termination of the lease in exchange for certain office equipment, furniture and tenant improvements. Rent expense for the years ended December 31, 2008 and 2007 was $293,000 and $366,000, respectively.
NOTE 9 CAPITAL LEASES
The Company has entered into capital leases for various equipment.
At December 31, 2008, future minimum lease payments on these leases are as follows:

Year Ending December 31,	Amount
2009	$29,000
2010	21,000
2011	2,000
2012	2,000

Total lease payments	54,000
Less — interest	8,000

Present value of lease payments	46,000
Less — current portion	25,000

$21,000

NOTE 10 STOCKHOLDERS’ EQUITY
The Company’s Amended and Restated Articles of Incorporation (Articles) authorize the issuance of two classes of shares designated as common stock and preferred stock, each having $0.001 par value. The numbers of shares of common stock and preferred stock authorized are 300,000,000 and 10,000,000, respectively.

Preferred Stock
At December 31, 2008 and 2007, there were no shares of preferred stock issued and outstanding. The board of directors is authorized to establish the number of shares constituting any series of preferred stock and to fix or alter the designations, powers, preferences and rights of the shares of each series of preferred stock.
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
In December 2007, the Company issued 100,000 shares restricted common stock to one of its officers. The shares are subject to repurchase by the Company for $1,000 if the officer terminates his employment voluntarily or is terminated for cause before May 31, 2009. This transaction was recorded under deferred compensation and amortized over a period of 18 months. In April 2008, the Company issued 75,000 shares restricted common stock to one of its officers. The shares are subject to repurchase by the Company for $750 if the officer terminates his employment voluntarily or is terminated for cause before April 30, 2009. This transaction was recorded under deferred compensation and amortized over a period of 12 months. Compensation expense for the year ended December 31, 2008 was $30,000.
Issuances of Common Stock
In January 2007, on the effective date of the reverse triangular merger, the preferred stock of Kreido Labs consisting of 549,474 shares of Series A1 Preferred Stock and 10,011,355 shares of Series B-1 Preferred Stock, were converted into Kreido Labs common stock and exchanged for shares of Kreido Biofuels, Inc.
Also, in January 2007, the Company completed a private placement offering of its Kreido Biofuels, Inc. common stock. The accredited investors purchased 18,498,519 shares of securities at a purchase price of $1.35 per share. All of the shares of common stock issued in the January 2007 private placement, including shares issuable upon exercise of warrants, have been registered for sale under the Securities Act of 1933.
Warrants
In January 2007, the Company completed a private placement offering of its common stock. The accredited investors purchased 18,498,519 units of our securities (“Unit”), at a purchase price of $1.35 per Unit. Each Unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $1.85 per share. The warrants expire January 12, 2012. The fair value of the warrants on the date of issuance was $8,067,000 and was calculated using the Black-Scholes option pricing model using the following assumptions: contractual life of 5 years; no dividends, risk free interest rate of 4.65%, volatility of 56.5%. and were recorded in additional paid-in capital.
Also outstanding after the consummation of the Merger are warrants to purchase 571,335 shares of our common stock, issued to holders of warrants to purchase an aggregate of 506,389 shares of Kreido Labs’ capital stock prior to the Merger.

A summary of warrant activity is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2006	7,850,841	$0.88
Granted	18,498,519	1.85
Exercised/Converted	(7,279,506)	.88
Cancelled	—	—

Balance at December 31, 2007	19,069,854	1.81
Granted	—	—
Exercised	—	—
Cancelled	(18,080)	.89

Balance at December 31, 2008	19,051,774	$1.81

NOTE 11 OTHER INCOME
In July 2008, the Company received $400,000 in full settlement of a claim it had against a former professional advisor. The settlement included a release of all of the Company’s claims against the former professional advisor.
NOTE 12 RELATED PARTY TRANSACTIONS
During 2007, one of the officers of the Company performed consulting services while still a director but not an employee for the Company and was paid $37,000. Additionally, the wife of one of the Company’s directors, provides public relations services to the Company through her firm. During the year ended December 31, 2008, $20,000 was earned by her firm for its services to the Company, of which $16,000 was paid during the year. During the year ended December 31, 2007, $159,000 was paid by the Company for her firm’s services and reimbursement of her firm’s expenses.
NOTE 13 CONTINGENCY
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

The Company is unaware of facts or circumstances to suggest that it is probable that such claims would be made against the Company. The Company believes that should any claims be made against the Company, the Company would have substantial cross- and third-party claims against Mr. Zehil and that, accordingly, the Company does not currently believe that there is a material risk that the Company would ultimately incur material financial or other harm. Based upon the high and low trading prices of our shares during the one month period in which Zehil sold Company shares, were the Company requested by purchasers from Zehil to reacquire such shares, the aggregate maximum cost to the Company would be less than $200,000. The Company believes the possibility of assertion of a rescission demand is highly uncertain and no such assertion has been made or threatened, and any potential damages are not reasonably estimable, therefore, an accrual for potential rescission claims has not been included in the Company’s consolidated financial statements.
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
NOTE 14 DISCONTINUED OPERATIONS AND SUBSEQUENT EVENT
The Company decided to put a significant portion of its assets up for sale due to difficulty in financing the development of the plant. By November 2008, the Company had identified the buyer and was actively negotiating the sale of these assets. The sale was completed on March 5, 2009 as discussed below and included all of the Company's patents and substantially all of its property and equipment.
In accordance with the SFAS 144, the assets were classified as “Assets Held for Sale” in 2008 and the Company recognized a loss on disposal of $10.4 million resulting from the write-down of the assets’ carrying amounts to fair value less cost to sell. In addition, the entire results of operations are reported under Discontinued Operations since the assets represented the sole component of the Company the operating objectives of which will not be pursued.
On March 5, 2009, The Company sold to Four Rivers BioEnergy, Inc. (“Four Rivers”) its STT® reactor technology, STT® reactors and biodiesel production plant equipment (the “Asset Sale”). As a result of the Asset Sale, we received approximately $2.8 million in cash and 1,200,000 shares of Four Rivers common stock and a common stock purchase warrant to purchase 200,000 shares of Four Rivers common stock at an exercise price of $8.00 per share.
From the approximate $2.8 million received, $150,000 is retained in escrow pending the resolution of certain creditor claims, and the remaining cash has been and will be used to settle amounts owed to major creditors other than our officers and directors. Additionally, the Company incurred legal and financial consulting costs of approximately $300,000 directly related to the Asset Sale and employee related costs due to termination of employment contracts of approximately $400,000.
From the 1.2 million shares received, 20,000 shares have been transferred to a former creditor in settlement of its account and 300,000 shares have been deposited in escrow and will be delivered to the Company only upon delivery of notice of the exercise of warrants issued by the Company on January 12, 2007 and only to the extent required to meet its obligations under such warrants. The Company has agreed to hold the Four Rivers shares and warrant for a 360 day lock-up period (February 28, 2010). At the end of that period the Company will decide whether to sell or distribute the Four Rivers stock. The current intention is to identify a business other than investing, owning, trading and holding securities that the Company can engage in within the year after closing the Asset Sale.
The Company will record the sale at $5.4 million, $2.8 million in cash received, $2.20 million in value of the common stock received and $375,000 related to the valuation of the warrant received. The Company will record the common stock received as an investment in stocks available for sale.
In the first quarter of 2009, the Company has sold and transferred various equipment and machinery, not included in the Asset Sale, for cash proceeds of approximately $300,000 and the release of outstanding liabilities and contractual liabilities of approximately $250,000.

Kreido Biofuels, Inc. and Subsidiaries
(A Development Stage Company)
Pro Forma Consolidated Balance Sheets

		Pro Forma		Pro Forma
	December 31,	Sale of Assets		December 31,
	2008	Entries		2008
ASSETS
Current assets
Cash and cash equivalents	$317,000	$845,000	(1)	$1,162,000
Cash held in escrow	—	150,000	(2)	150,000
Other current assets	20,000	—		20,000

Total current assets	337,000	995,000		1,332,000
Assets held for sale
Property and equipment — net	6,651,000	(5,899,000	)(3)	752,000
Patents, less accumulated amortization of $244,000 and $201,000 in 2008 and 2007, respectively, and a valuation allowance of $652,000 and $223,000 at December 31, 2008 and 2007, respectively	102,000	(102,000	)(3)	—

Total assets held for sale	6,753,000	(6,001,000)		752,000
Other assets	14,000	—		14,000
Investment in stocks held for sale	—	2,575,000	(4)	2,575,000

Total assets	$7,104,000	$(2,431,000)		$4,673,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of capital leases	$25,000	$(19,000	)(5)	$6,000
Accounts payable	2,689,000	(1,699,000	)(6)	990,000
Accrued expenses	177,000	182,000	(7)	359,000

Total current liabilities	2,891,000	(1,536,000)		1,355,000
Capital leases, less current portion	21,000	(14,000	)(5)	7,000

Total liabilities	2,912,000	(1,550,000)		1,362,000

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 10,000,000, as shares in 2007; issued and outstanding were zero shares at December 31, 2007	—	—		—
Common stock, $0.001 par value. Authorized 300,000,000 shares; issued and outstanding were 52,545,992	52,000	—		52,000
Restricted common stock, $0.001 par value; issued and outstanding were 175,000 shares and 100,000 shares at December 31, 2008 and 2007, respectively	—	—		—
Additional paid-in capital	48,333,000	—		48,333,000

Deferred compensation	(12,000)	—		(12,000)
Deficit accumulated during the development stage	(44,181,000)	(881,000)		(45,062,000)

Net stockholders’ equity	4,192,000	(881,000)		3,311,000

Total liabilities and stockholders’ equity	$7,104,000	$(2,431,000)		$4,673,000

(1)
Represents net cash received from the Asset Sale of ($2,555,000), cash received from the sale of machinery & equipment ($287,000) less payments made to vendors related to the Asset Sale ($1,427,000), costs paid related to the Asset Sale ($283,000), employee severance payments ($257,000) and payments made to payoff capital leases ($30,000).

(2)	Represents the amount held in escrow.

(3)	Represents the net property and equipment and patents sold since December 31, 2008.

(4)
Represents the value of the 880,000 shares of common stock of Four Rivers using an average per share price of $2.50 and the black-scholes value of the warrant to purchase 200,000 shares of common stock at $8.00 per share using these assumptions: Dividend yield: 0%, volatility: 127.77%; risk free rate: 1.875%; expected life: 5 years.

(5)	Represents the payoff of certain capital leases.

(6)	Represent the payments or settlements made to vendors related to the Asset Sale ($1,448,000), and the release of vendor liabilities ($251,000) due to the return of previously purchased equipment.

(7)
Represents the recording of severance amounts due which were triggered by the Asset Sale for Ben Binninger ($56,000) and John Philpott ($146,000) and related payroll taxes ($30,000) reduced by payments of accrued vacation and accrued bonuses for Phil Lichtenberger ($50,000).

The accompanying notes are an integral part of these pro forma consolidated financial statements.

Kreido Biofuels, Inc. and Subsidiaries
(A Development Stage Company)
Pro Forma Consolidated Statements of Operations

			Pro Forma
	Year Ended	Pro Forma	Year Ended
	December 31,	Sale of Assets	December 31,
	2008	Entries	2008
Discontinued Operations:
Operating expenses
Research and development	$1,047,000	$—	$1,047,000
General and administrative expenses	5,470,000	753,000 (1)	6,223,000
Loss on impairment of property	10,400,000	—	10,400,000
Loss on sale of property and equipment	46,000	128,000 (2)	174,000
Loss from retirement of assets	4,000	—	4,000

Loss from discontinued operations	(16,967,000)	(881,000)	(17,848,000)
Other income (expenses)
Interest expense	—	—	—
Interest income	60,000	—	60,000
Other income	402,000	—	402,000
Other expenses	—	—	—

Total other income (expenses)	462,000	—	462,000

Loss before income taxes	(16,505,000)	(881,000)	(17,386,000)
Income tax expenses	3,000	—	3,000

Net loss	$(16,508,000)	$(881,000)	$(17,389,000)

Net loss per share — basic and diluted	$(0.31)	$(0.02)	$(0.33)

Shares used in computing net loss per share	52,696,334	52,696,334	52,696,334

(1)	Represents cost incurred related to the Asset Sale ($283,000) and employee severance costs for Ben Binninger, John Philpott and Phil Lichtenberger.

(2)	Represents the loss on the sale of property plant and equipment sold since December 31, 2008.
The accompanying notes are an integral part of these pro forma consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description	Reference

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

3.1	Amended and Restated Articles of Incorporation of Kreido Biofuels, Inc. (f/k/a Gemwood Productions, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-130606).

3.3	Amended and Restated Bylaws of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

4.1	Form of Investor Warrant of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.1	Form of Subscription Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.2	Form of Registration Rights Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.3	Form of Indemnity Agreement by and between Kreido Biofuels, Inc. and Outside Directors of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.4	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.5	Form of Incentive Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.6	Form of Non-Qualified Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.7	Form of Indemnity Agreement for officers and directors.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.8	Employment Agreement, dated April 4, 2007, by and between Kreido Biofuels, Inc. and Philip Lichtenberger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2007 (File No. 333-130606).

10.9	Employment Agreement, dated April 10, 2007, by and between Kreido Biofuels, Inc. and Alan McGrevy.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2007 (File No. 333-130606).

10.10	Employment Agreement, dated April 28, 2007, by and between Kreido Biofuels, Inc. and Larry Sullivan.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007 (File No. 333-130606).

10.11	Purchase Order Agreement, dated May 22, 2007, by and between Kreido Biofuels, Inc. and Certified Technical Services, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007 (File No. 333-130606).

10.12	Amendment No. 1 to Registration Rights Agreement, dated June 12, 2007, by and between Kreido Biofuels, Inc. and certain investors in the Offering.	Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 22, 2007 (File No. 333-140718).

10.13	Separation Agreement and General Release dated July 27, 2007 by and between Kreido Biofuels, Inc. and Joel Balbien.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.14	Kreido Biofuels, Inc. Outside Director Compensation Program adopted July 27, 2007.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.15	Commercial Lease Agreement by and between Kreido Biofuels, Inc. and Acaso Partners, LLC effective August 1, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007 (File No. 333-130606).

10.16	Employment Agreement executed December 10, 2007 but effective December 1, 2007, by and between Kreido Biofuels, Inc. and G.A. Ben Binninger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2007 (File No. 333-130606).

10.17	Employment Agreement, dated April 30, 2008, by and between Kreido Biofuels, Inc. and John M. Philpott.	Incorporated by reference to Exhibit 10.21 to the Amendment to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2008 (File No. 333-130606).

10.18	Separation Agreement and General Release dated November 11, 2008 by and between Kreido Biofuels, Inc., Kreido Laboratories and Alan McGrevy.	Incorporated by reference to Exhibit 10.22 to the Amendment to the Annual Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2008 (File No. 333-130606).

10.19	Separation Agreement and General Release dated November 30, 2008 by and between Kreido Biofuels, Inc., Kreido Laboratories and Larry Sullivan.*

10.20	Letter to Stockholders, Notice of Annual Meeting , Proxy Statement and form of Proxy dated February 18, 2009.	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2009 (File No. 333-130606).

10.21	Asset Purchase Agreement dated as of January 28, 2009 by and among Four Rivers BioEnergy, Inc., The Four Rivers BioEnergy Company, Inc., Kreido Biofuels, Inc. and Kreido Laboratories.	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2009 (File No. 333-130606).

10.22	Separation Agreement and General Release dated November 11, 2008 by and between Kreido Biofuels, Inc., Kreido Laboratories and Philip Lichtenberger.	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009 (File No. 333-130606).

Exhibit No.	Description	Reference

10.23	Securities Escrow Agreement dated March 5, 2009 by and among Four Rivers BioEnergy, Inc., Kreido Biofuels, Inc. and Wall Street Transfer Agents, Inc. *

10.24	Voting Agreement and Proxy dated March 5, 2009 by and between Four Rivers BioEnergy, Inc. and Kreido Biofuels, Inc. *

10.25	Four Rivers BioEnergy, Inc., Common Stock Purchase Warrant dated March 5, 2009 respecting 200,000 warrant shares. *

14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on November 14, 2008 (File No. 333-130606).

21.1	Subsidiaries of Kreido Biofuels, Inc.*

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.