Form 10-Q
period 2009-03-31
Kreido Biofuels, Inc.
filed 2009-05-14
CIK 1342219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009
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
(805) 987-8231

(Issuer’s telephone number, including area code)
N/A

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At April 27, 2009 the issuer had 52,720,992 shares of common stock issued and outstanding.

FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I
Recent Developments
Asset Sale
On June 20, 2008, Kreido Biofuels, Inc. (“we”, “us”, “Kreido” or the “Company”) announced that due to the weakening of the economy, the continued financial market turmoil and the inability to raise needed capital to finance site construction and plant start-up costs, we were suspending work regarding our flagship biodiesel production plant at the Port of Wilmington, North Carolina, and would be exploring other alternatives to secure the value of Company assets and the STT ® technology. On March 5, 2009, we sold to Four Rivers the STT® reactor technology, STT® reactors and biodiesel production plant equipment (the “Asset Sale”). As a result of the Asset Sale, we received approximately $2.8 million in cash and 1,200,000 shares of Four Rivers common stock and a common stock purchase warrant to purchase 200,000 shares of Four Rivers common stock at an exercise price of $8.00 per share. From the $2.8 million received, $150,000 is retained in escrow pending the resolution of a certain creditor claim, and the remaining cash has been and will be used to settle amounts owed to our major creditors other than officers and directors. From the 1.2 million shares received, 20,000 shares have been transferred to a former creditor in settlement of its account and 300,000 shares have been deposited in escrow and will be delivered to us only upon delivery of notice of the exercise of warrants issued by us on January 12, 2007 and only to the extent required to meet its obligations under such warrants. (It being agreed and understood that any of the escrowed stock not delivered to Kreido or designee on or before January 31, 2012, shall be returned to Four Rivers.) We have agreed to hold the Four Rivers shares and warrant for a 360 day lock-up period (February 28, 2010). At the end of that period we will decide whether to sell or distribute the Four Rivers stock. Our current intention is to identify a business other than investing, owning, trading and holding securities that we can engage in within the year after closing the Asset Sale.
The Asset Sale is described more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Future Operating Plan
On April 15, 2009, we reduced our staff to one executive officer, John Philpott. Mr. Philpott, working under the direction of the Kreido board of directors, will manage the Company’s remaining assets, including the sale or other disposition of remaining items of equipment, attend to the Company’s reporting requirements and pursue and evaluate opportunities for the Company to acquire an operating business. There can be no assurance that any such acquisition will be proposed, and if none is proposed before February 28, 2010, the Company may undertake to sell or distribute its Four Rivers common stock and Four Rivers warrant. It is presently contemplated that any proposed acquisition or plan of liquidation will be presented to our stockholders for approval.
Uncertainties relating to selling the remaining assets.
We currently are attempting to sell various pieces of equipment related to the plant assets that were not included in the Asset Sale. The market for this equipment is limited and we are pursuing sales opportunities through various channels. It may be very difficult to sell the equipment or to sell the equipment at a price that would enable Kreido to pay its current liabilities. Also, we may not be in a position to enter into an acquisition in a timely manner or at a value that generates sufficient cash to pay our current liabilities without having to sell shares of our Four Rivers common stock. Our current liabilities include final payments to our former CEO, the remaining Board of Directors, contractual payments to John Philpott, and a limited number of vendors and professional advisors.

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$701,000	$317,000
Cash held in escrow	150,000	—
Available-for-sale marketable equity securities	3,376,000	—
Other current assets	30,000	20,000

Total current assets	4,257,000	337,000
Assets held for sale:
Property and equipment — net	408,000	6,651,000
Patents, less accumulated amortization of $244,000 and a valuation reserve of $652,000 at December 31, 2008	—	102,000

Total assets held for sale	408,000	6,753,000

Other assets	122,000	14,000

Total assets	$4,787,000	$7,104,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of capital leases	$7,000	$25,000
Accounts payable	540,000	2,689,000
Accrued expenses	384,000	177,000

Total current liabilities	931,000	2,891,000
Capital leases, less current portion	—	21,000

Total liabilities	931,000	2,912,000

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding were zero shares	—	—
Common stock, $0.001 par value. Authorized 300,000,000 shares; issued and outstanding were 52,545,992	52,000	52,000
Restricted common stock, $0.001 par value; issued and outstanding were 175,000	—	—
Additional paid-in capital	48,418,000	48,333,000
Deferred compensation	(4,000)	(12,000)
Accumulated other comprehensive income	801,000	—
Deficit accumulated during the development stage	(45,411,000)	(44,181,000)

Net stockholders’ equity	3,856,000	4,192,000

Total liabilities and stockholders’ equity	$4,787,000	$7,104,000

See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			Period from
	Three Months	Three Months	January 13, 1995
	Ended March 31,	Ended March 31,	(Inception)
	2009	2008	to March 31, 2009
Discontinued Operations:
Operating Expenses
Research and development	$—	$227,000	$17,965,000
General and administrative	1,113,000	1,596,000	15,588,000
Loss on impairment of property and equipment	—	716,000	10,400,000
Loss on sale of property and equipment	116,000	—	251,000
Loss from retirement of assets	—	5,000	325,000

Loss from discontinued operations	(1,229,000)	(2,544,000)	(44,529,000)
Other income (expense)
Interest expense	—	—	(3,082,000)
Interest income	—	41,000	813,000
Other income	—	—	1,556,000
Other expenses	—	—	(154,000)

Total other income (expense)	—	41,000	(867,000)

Loss before income taxes	(1,229,000)	(2,503,000)	(45,396,000)
Income tax expenses	1,000	2,000	15,000

Net loss	$(1,230,000)	$(2,505,000)	$(45,411,000)

Net loss per share — basic and diluted	$(0.02)	$(0.05)	$(0.86)

Shares used in computing net loss per share	52,720,992	52,645,992	52,720,992

See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

								Deficit
							Accumulated	Accumulated
			Restricted Common		Additional		Other	During the
	Common Stock		Stock		Paid-In	Deferred	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Stage	Equity

Balance, January 1, 2009	52,545,992	$52,000	175,000	$—	$48,333,000	$(12,000)	$—	$(44,181,000)	$4,192,000
Compensation expense	—	—	—	—	85,000	8,000	—	—	93,000
Unrealized gain on available-for-sale marketable equity securities	—	—	—	—	—	—	801,000	—	801,000
Net loss	—	—	—	—	—	—	—	(1,230,000)	(1,230,000)

Balance, March 31, 2009	52,545,992	$52,000	175,000	$—	$48,418,000	$(4,000)	$801,000	$(45,411,000)	$3,856,000

See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months	Period from January 13, 1995
	Ended March	Ended March	(Inception)
	31, 2009	31, 2008	to March 31, 2009
Cash flows from operating activities
Net Loss	$(1,230,000)	$(2,505,000)	$(45,411,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	76,000	1,792,000
Loss on impairment of property and equipment	—	716,000	10,400,000
Loss on abandonment of plant development	—	—	891,000
Loss on sale of assets	116,000	—	251,000
Patent write-down and reserve	—	18,000	899,000
Loss from retirement of assets	—	5,000	325,000
Noncash stock compensation	93,000	236,000	2,802,000
Amortization of convertible debt discount	—	—	1,236,000
Inducement to convert debt discount	—	—	152,000
Inducement to convert debt	—	—	58,000
Changes in operating assets and liabilities:
Prepaid and other assets	(118,000)	(14,000)	(203,000)
Accounts payable	(1,570,000)	796,000	2,308,000
Accrued expenses	207,000	—	803,000

Net cash used in operating activities	(2,502,000)	(672,000)	(23,697,000)

Cash flows from investing activities
Purchase and construction of property and equipment	—	(2,227,000)	(19,047,000)
Proceeds from sale of assets	2,983,000	—	3,281,000
Investments in patent application	(58,000)	(33,000)	(1,725,000)

Net cash provided by (used in) investing activities	2,925,000	(2,260,000)	(17,491,000)

Cash flows from financing activities
Proceeds from the issuance of Series A convertible preferred stock	—	—	938,000
Proceeds from the issuance of Series B convertible preferred stock	—	—	1,500,000
Proceeds from the issuance of Series C convertible preferred stock	—	—	2,424,000
Proceeds from the issuance of Series B1 preferred stock	—	—	720,000
Proceeds from the issuance of common stock warrants	—	—	217,000
Proceeds from the issuance of common stock	—	—	22,849,000
Proceeds from issuance of long-term debt	—	—	14,381,000
Principal repayment of long-term debt and capital leases	(39,000)	(11,000)	(1,140,000)

Net cash provided by (used in) financing activities	(39,000)	(11,000)	41,889,000

Net increase (decrease) in cash and cash equivalents	384,000	(2,943,000)	701,000
Cash and cash equivalents at beginning of period	317,000	6,470,000	—

Cash and cash equivalents at end of period	$701,000	$3,527,000	$701,000

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—	$354,000
Income taxes	1,000	2,000	15,000
See notes to unaudited condensed consolidated financial statements.

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Period from
	Three Months	Three Months	January 13, 1995
	Ended March 31,	Ended March 31,	(Inception)
	2009	2008	to March 31, 2009
Supplemental disclosure of noncash investing and financing activities
Acquisition of property and equipment through capital leases	$—	$73,000	$867,000
Additions to property and equipment through settlement of capital lease	—	—	61,000
Additions to property and equipment through issuance of common stock	—	—	100,000
Conversion of notes payable into Series A preferred stock	—	—	1,180,000
Conversion of notes payable into Series C preferred stock	—	—	5,530,000
Conversion of accounts payable into Series C preferred stock	—	—	30,000
Conversion of accrued interest into Series C preferred stock	—	—	441,000
Warrants issued in connection with convertible notes	—	—	2,007,000
Conversion of Series A preferred stock into Series A1 preferred stock	—	—	2,118,000
Conversion of Series B preferred stock into Series A1 preferred stock	—	—	1,511,000
Conversion of Series C preferred stock into Series B1 preferred stock	—	—	8,414,000
Conversion of notes payable into Series B1 preferred stock	—	—	850,000
Conversion of accrued interest into Series B1 preferred stock	—	—	18,000
Conversion of notes payable into common stock	—	5,257,000	5,257,000
Conversion of accrued interest into common stock	—	863,000	863,000
Conversion of Series A preferred stock into Series A1 common stock	—	3,628,000	3,628,000
Conversion of Series B preferred stock into Series A1 common	—	10,011,000	10,011,000
Conversion of Kreido Laboratories common stock into common stock	—	155,000	155,000
Exchange of assets for liabilities	579,000	—	823,000
See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2009
NOTE 1 BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of Kreido Biofuels, Inc. (“Kreido” or “the Company”) at March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. They do not include all information and notes required by United States generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Kreido’s Annual Report on Form 10-K the period from inception (January 13, 1995) through December 31, 2008.
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
The cornerstone of Kreido Labs’ technology was its patented STT® (Spinning Tube in Tube) diffusional chemical reacting system, which was both a licensable process and a licensable system. In 2005, the Company demonstrated how the STT® could make biodiesel from vegetable oil rapidly with almost complete conversion and less undesirable by-products. The Company had continued to pursue this activity, built and tested a pilot biodiesel production unit and, prior to June 20, 2008, was in the process of developing the first of its commercial biodiesel production plants in the United States that if constructed and put into operation was expected to produce approximately 33 million to 50 million gallons per year. On June 20, 2008, the Company announced that due to the weakening of the economy, the continued financial market turmoil and the inability to raise needed capital to finance site construction and plant start-up costs, the Company was suspending work regarding its flagship biodiesel production plant at the Port of Wilmington, North Carolina.

On March 5, 2009, the Company sold to Four Rivers BioEnergy, Inc. (“Four Rivers”) the STT® reactor technology, STT® reactors and biodiesel production plant equipment (the “Asset Sale”). As a result of the Asset Sale, we received approximately $2.8 million in cash, 1,180,000 net shares of Four Rivers common stock and a common stock warrant to purchase 200,000 shares of Four Rivers common stock at an exercise price of $8.00 per share. See footnote 5 for further information on the Asset Sale. From the Asset Sale, the Company believes it can settle amounts owed to major creditors. The Company is attempting to sell the remaining equipment and hopes to enter into an acquisition with another organization from which it can raise additional funds. If the Company cannot raise adequate cash from the sale of these remaining assets or cannot enter into an acquisition with another organization, then the Company believes that its cash resources will enable it to continue its business activities into March 2010, assuming that the amounts owed to its current board of directors and professional advisors are not paid in full until the Company can liquidate shares of Four Rivers common stock received by it in the Asset Sale. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classifies assets as Assets Held for Sale and the corresponding results of operations are reported in Discontinued Operations if all of the criteria specified by the Statement are met. The Statement requires classification of assets as held for sale if management commits to sell the asset, the asset is available for immediate sale in its present condition, action has been initiated to complete the plan to sell, sale of the asset is probable and it is being marketed at a reasonable price, and it is unlikely that the plan to sell will be withdrawn.
Reporting under Discontinued Operations is required by the Statement if corresponding operations and cash flows will be eliminated and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.
NOTE 3 RECENTLY ADOPTED ACCOUNTING POLICY
Fair Value Measurements
With the receipt of the marketable equity securities as proceeds from the sale of property and equipment in March 2009, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
Basis of Fair Value Measurement
Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;
Level 3 Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Investment Valuation and Income Recognition
To comply with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” investments in available-for-sale marketable equity securities are carried at fair value. Fair values for investments are derived from quoted market prices (level 1 measurement). Marketable equity securities are valued at closing prices on the last business day of each period presented with the resulting temporary unrealized gains or losses recorded under Other Comprehensive Income (OCI). If there is an other-than-temporary deterioration in the fair value of the securities, the Company will reclassify the associated net unrealized gain or loss out of the accumulated OCI with a corresponding adjustment to Other Income. Dividend income is recorded when declared by the investee company.

The Company accounts for the 880,000 shares of Four Rivers common stock received as part of the Asset Sale as an investment in available-for-sale marketable equity securities. Shares of Four Rivers common stock are traded on the NASDAQ OTC Bulletin Board market, as such, the investment is valued at its quoted prices at the end of each reporting period. Since the investment is prohibited from being sold until February 28, 2010, any gain or loss is deemed to be temporary and the Company records an unrealized gain or loss in accumulated other comprehensive income. If the gain or loss is deemed other than temporary, the Company will record the effect in the Company’s consolidated statement of operations. As of March 31, 2009, the fair value of the available-for-sale marketable equity securities was approximately $3.4 million.
NOTE 4 LIQUIDITY AND GOING CONCERN ISSUES
Until the Asset Sale, the Company was a development stage company. It had suffered recurring losses from operations and at March 31, 2009 had an accumulated deficit of $45,411,000 that raises substantial doubt about its ability to continue as a going concern.
NOTE 5 SALE OF ASSETS
On March 5, 2009, the Company sold to Four Rivers its STT® reactor technology, STT® reactors and biodiesel production plant equipment. As a result of the Asset Sale, the Company received approximately $2.8 million in cash and 1,200,000 shares of Four Rivers common stock and a common stock purchase warrant to purchase 200,000 shares of Four Rivers common stock at an exercise price of $8.00 per share.
From the approximate $2.8 million received, $150,000 is retained in escrow pending the resolution of a certain creditor claim, and the remaining cash has been and will be used to settle amounts owed to major creditors other than officers and directors. Additionally, the Company incurred legal and financial consulting costs of approximately $300,000 directly related to the Asset Sale and employee related costs due to termination of employment contracts of approximately $400,000.
From the 1.2 million shares received, 20,000 shares have been transferred to a former creditor in settlement of its account and 300,000 shares have been deposited in escrow and will be delivered to the Company only upon delivery of notice of the exercise of warrants issued by the Company on January 12, 2007 and only to the extent required to meet its obligations under such warrants. (It being agreed and understood that any of the escrowed stock not delivered to Kreido or designee on or before January 31, 2012, shall be returned to Four Rivers.) The Company has agreed to hold the Four Rivers shares and warrant for a 360 day lock-up period (February 28, 2010). At the end of that period the Company will decide whether to sell or distribute the Four Rivers stock. The current intention is to identify a business other than investing, owning, trading and holding securities that the Company can engage in within the year after closing the Asset Sale.
The Company recorded the sale at $5.4 million, $2.8 million in cash received, $2.2 million in value of the common stock received and $375,000 related to the valuation of the warrant received. The Company recorded the common stock received as an investment in available-for-sale marketable equity securities.
In the first quarter of 2009, the Company has sold and transferred various equipment and machinery, not included in the Asset Sale, for cash proceeds of $308,000 and the release of outstanding liabilities and contractual liabilities of $558,000.
NOTE 6 PROPERTY AND EQUIPMENT
Property and equipment at March 31, 2009 and December 31, 2008 is summarized as follows:

	March 31, 2009	December 31, 2008
Furniture and fixtures	$9,000	$148,000
Machinery and equipment	—	912,000
Office equipment	—	126,000
Leasehold improvements	—	254,000
Spare plant parts and equipment	—	1,741,000
Construction in progress	400,000	14,402,000

Total	409,000	17,583,000
Less accumulated depreciation and amortization	(1,000)	(532,000)
Less valuation reserve	—	(10,400,000)

Net book value	$408,000	$6,651,000

The Company sold the majority of its property and equipment to Four Rivers effective March 5, 2009. The remaining property and equipment consist of some filtration equipment and resin used in a chemical processing environment and some furniture and fixtures. This equipment is currently being marketed for sale and has been written down to its current fair value.
The Company accounts for its property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company tested its property and equipment for recoverability because there is a current expectation that it is more likely than not, the property and equipment will be sold or otherwise disposed of significantly before they are put into service. As part of the Asset Sale, the Company reversed the valuation reserve for all property and equipment sold.
Depreciation expense for the three months ended March 31, 2008 was $58,000 including related depreciation for capital leases. There was no depreciation expense for the three months ended March 31, 2009 due to the reduced carrying value of the assets after impairment reserves. Equipment recorded under capital leases totaled $9,000 and $230,000 at March 31, 2009 and 2008, respectively.
NOTE 7 NET LOSS PER COMMON SHARE
Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted-average number of common and common equivalent shares outstanding during the period. For the three months ended March 31, 2009, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss. During the three months ended March 31, 2008 the Company issued additional stock option shares of 75,000. There were no stock options issued during the three months ended March 31, 2009. The Company also cancelled stock options of 630,000 and 274,741 shares for the three months ended March 31, 2009 under its 2006 Equity Incentive Plan and 1997 Stock Compensation Program, respectively. The Company also cancelled stock options of 6,250 and 149,868 shares for the three months ended March 31, 2008 under its 2006 Equity Incentive Plan and 1997 Stock Compensation Program, respectively.

		Period from
		Inception
	Three Months	(January 13,
	Ended March 31,	1995) through
	2009	March 31, 2009
Weighted-average shares used to compute basic and diluted net loss per common share:	52,720,992	52,720,992

Securities convertible into shares of common stock not used to compute net loss per share because the effect would be anti-dilutive:
Stock options under the 2006 Equity Incentive Plan	1,950,200	1,950,200
Stock options under the 1997 Stock Compensation Program	429,011	429,011
Stock associated with warrants arising from private placement of common stock	18,498,519	18,498,519
Other stock associated with warrants	419,275	419,275

	21,297,005	21,297,005

NOTE 8 STOCK-BASED COMPENSATION
The Company recorded zero and $1,000 of compensation costs for the three months ended March 31, 2009 and 2008, respectively, relating to stock options granted to employees from 2003 to 2006. The compensation costs are based on the fair value of the stock options at the grant date.

In December 2007, the Company issued 100,000 shares restricted common stock to one of its officers. The shares were subject to repurchase by the Company for $1,000 if the officer terminates his employment voluntarily or is terminated for cause before May 31, 2009. This transaction was recorded under deferred compensation and amortized over a period of 18 months. In April 2008, the Company issued 75,000 shares restricted common stock to one of its officers. The shares were subject to repurchase by the Company for $750 if the officer terminates his employment voluntarily or is terminated for cause before April 30, 2009. This transaction was recorded under deferred compensation and amortized over a period of 12 months. Compensation expense for the three months ended March 31, 2009 and 2008 was $8,000 and $5,000, respectively.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. There were no options issued for the three months ended March 31, 2009. The fair value of the options issued during the three months ended March 31, 2008 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates 2.75%, expected life range of 5.25 to 5.583 years and expected volatility of 92%. The expected stock price volatility assumption was based on the average volatility of similar public companies for the period prior to the Company’s reverse merger. The expected term assumption used in the option pricing model was based on the “safe harbor” approach under SEC Staff Accounting Bulletin (SAB) No. 107, (SAB 107), where the “expected term = ((vesting term + original contractual term) / 2).” The risk free interest rate assumption was based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected term. A projected dividend yield of 0% was used as the company has never issued dividends.
Summary stock option activity is as follows:

		Weighted
	Number of	Average Exercise
	Options	Price
Balance at December 31, 2008	3,283,952	$0.60

Granted	—	—
Exercised	—	—
Cancelled	904,741	0.40

Balance at March 31, 2009	2,379,211	$0.36

There was no compensation expense for stock options issued to non-employee for the three months ended March 31, 2009 and 2008.
The following table summarizes information regarding options outstanding and options exercisable at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of Exercise	Outstanding at	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Prices	March 31, 2009	Contractual Life	Exercise Price	March 31, 2009	Exercise Price
$0.09 – 0.19	520,958	7.98	$0.11	495,958	$0.10
$0.20 – 0.89	1,797,803	7.62	0.41	1,773,470	0.41
$0.90 – 1.85	60,450	8.05	1.19	60,450	1.19

	2,379,211	7.88	$0.36	2,329,878	$0.36

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
In accordance with the provisions of SFAS 123(R), the Company has recorded stock-based compensation expense of $85,000 and $230,000 for the three months ended March 31, 2009 and 2008, respectively, which includes the compensation effect for the options repriced. The stock-based compensation expense is based on the fair value of the options at the grant date.

NOTE 9 CONTINGENCY
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
NOTE 10 SUBSEQUENT EVENTS
Effective April 15, 2009, the Company reached agreement with G.A. Ben Binninger, its Chief Executive Officer, to terminate his employment contract, As part of the separation agreement, in addition to compensation through April 15, 2009, the Company will pay to Mr. Binninger a total of $107,917 as severance pay as provided for in his Employment Agreement of which $53,958 was paid on April 30, 2009. The remaining $53,959 of severance pay will be paid when and as Company cash assets allow for such payment and in all events no later than March 5, 2010. Also by the Separation Agreement, Mr. Binninger and the Company released and discharged each other from all known and contingent liabilities and obligations. The Company retired stock options held by Mr. Binninger for nominal consideration. Mr. Binninger will continue to serve as a director of the Company.
Effective April 15, 2009, the Company elected John Philpott, Chief Financial Officer of the Company, as the Chief Executive Officer of the Company. The Company and Mr. Philpott entered into an Employment Agreement that replaces the Employment Agreement between the Company and Mr. Philpott dated April 30, 2008 and which was scheduled to expire on April 30, 2009. Mr. Philpott will work approximately 8 hours per week and the Company will pay Mr. Philpott a salary of $5,000 per month. Mr. Philpott will have the opportunity to earn a performance bonus of between $1,000 and $50,000 depending upon his achieving target performance goals to be established by the Board of Directors. The Employment Agreement is scheduled to terminate on May 31, 2010. As an inducement for Mr. Philpott accepting the Chief Executive Officer position and waiving his rights under his April 30, 2008 Employment Agreement, the Company will pay Mr. Philpott an inducement payment of $252,800, of which $126,400 was paid on April 30, 2009 and the balance will be paid in installments when and as the Company has cash resources available to make payments and in all events on or before March 5, 2010. The Company has also released its rights to repurchase 75,000 shares of Company common stock previously issued to Mr. Philpott.
The Company and its landlord entered into an agreement to terminate the Company’s Lease dated June 22, 2007 for the entire premises at 1070 Flynn Road in Camarillo, California effective as of March 31, 2009. The Company will allow the landlord to apply the security deposit to satisfy its unpaid rent obligations and to retain certain office furniture and equipment in consideration for a release of all future rental obligations. The landlord will buy the remaining office equipment for $10,000. John Philpott, the continuing officer of the Company, has arranged with the landlord to maintain an office at these premises for himself and will use that office as the Company’s headquarters at no cost to the Company for the term of his Employment Agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO OUR CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR ANNUAL REPORT ON FORM 10-K FILED ON MARCH 31, 2009.
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

Recent Developments
On March 5, 2009, we sold to Four Rivers the STT® reactor technology, STT® reactors and biodiesel production plant equipment (the “Asset Sale”). As a result of the Asset Sale, we received approximately $2.8 million in cash and 1,200,000 shares of Four Rivers common stock and a common stock warrant to purchase 200,000 shares of Four Rivers common stock at an exercise price of $8.00 per share. From the $2.8 million received, $150,000 is retained in escrow pending the resolution of a certain creditor claim, and the remaining cash has been and will be used to settle amounts owed to our major creditors other than officers and directors. From the 1.2 million shares received, 20,000 shares have been transferred to a former creditor in settlement of its account and 300,000 shares have been deposited in escrow and will be delivered to us only upon delivery of notice of the exercise of warrants issued by Kreido on January 12, 2007 and only to the extent required to meet its obligations under such warrants. (It being agreed and understood that any of the escrowed stock not delivered to Kreido or designee on or before January 31, 2012, shall be returned to Four Rivers.) We have agreed to hold the Four Rivers shares and warrant for a 360 day lock-up period (February 28, 2010). At the end of that period we will decide whether to sell or distribute the Four Rivers stock. Our current intention is to identify a business other than investing, owning, trading and holding securities that we can engage in within the year after closing the Asset Sale.
Future Operating Plan
On April 15, 2009, we reduced our staff to one executive officer, John Philpott. Mr. Philpott, working under the direction of the Kreido board of directors, will manage the Company’s remaining assets, including the sale or other disposition of remaining items of equipment, attend to the Company’s reporting requirements and pursue and evaluate opportunities for us to acquire an operating business. There can be no assurance that any such acquisition will be proposed, and if none is proposed before February 28, 2010, we may undertake to sell or distribute its Four Rivers common stock and Four Rivers warrant. It is presently contemplated that any proposed acquisition or plan of liquidation will be presented to the our stockholders for approval.
Consolidated Results of Operations for the three months ended March 31, 2009 and 2008
Operating Expenses
Operating expenses of $1.2 million for the three months ended March 31, 2009 decreased by $1.3 million compared to $2.5 million for the same period in 2008. Research and development expense for the three months ended March 31, 2009 were zero compared to $227,000 for the same period in 2008. The decrease in research and development expenses was due to the Company’s shift away from research and development activities as it completed its sale of assets. General and administrative costs decreased to $1.1 million for the three months ended March 31, 2009 from $1.6 million for the same period in 2008 primarily related to the winding down of our operations and costs incurred related to the Asset Sale. We expect general and administrative costs to continue to decrease substantially as we wind down our operations and pursue the sale of the remaining assets and our business. Additionally, we will continue to incur some costs associated with operating as a public reporting entity.
Other Income (Expense)
Other income (expense) for the three months ended March 31, 2009 decreased to zero from $41,000 for the same period in 2008. Other income (expense) for the three months ended March 31, 2008 consisted of interest income. The interest income decrease reflects the changes in the available cash balances.
Net Loss
Net loss for the three months ended March 31, 2009 was $1.2 million compared to the net loss of $2.5 million for the same three month period for 2008. The net loss for the three month period in 2009 consisted primarily of payroll and severance costs, expenses incurred completing the Asset Sale and the loss from the sale of property and equipment. The net loss for the three month period in 2008 primarily related to the expensing of overhead manufacturing costs previously capitalized. There were no net sales or gross profit for the three months ended March 31, 2009 and 2008. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources
At March 31, 2009, we had current assets of $4,257,000, including cash of $701,000 and shares of Four Rivers common stock and related warrant of $3,376,000, and current liabilities of $931,000. We are restricted from selling our shares of Four Rivers common stock until February 28, 2010. The Company requires approximately $15,000 per month to meet its immediate operating costs. Thus, we believe that with the continued cooperation of our few remaining creditors, including the final payments due to the former CEO and CFO and the current board of directors, we believe that we have cash resources that will enable us to continue our business activities into March 2010.
A summary of our sources and use of cash for the three months ended March 31, 2009, is as follows:
•	Source of cash consisted of proceeds from the sale of assets of $3.0 million.
•
Uses of cash consisted of operating expenses of $2.5 million (net of non-cash expenses such as stock compensation), repayment of capital leases of $39,000 and investments in patents of $58,000 for a total use of cash of approximately $2.6 million.

•	The increase in cash balance to $701,000 results from net sources of $3.0 million less uses of cash of $2.6 million.
The details of the cash flow activities for the three months ended March 31, 2009 are discussed below.
Net cash used by operating activities for the three months ended March 31, 2009 was $2.5 million as compared to $672,000 for the same period in 2008. Net cash used from operations in 2009 related to costs associated with the Asset Sale, operating costs, severance payments, and a decrease in accounts payable due to payments made to vendors as part of the Asset Sale. Net cash used by operations in 2008 is primarily related to operating costs and an increase in accounts payable which consisted of certain large payments due to vendors associated with the construction of our biodiesel production plant.
Net cash provided by investing activities for three months ended March 31, 2009 was approximately $2.9 million which was an increase from $2.3 million used in investing activities for the same period in 2008. The cash provided by investing activities in 2009 consisted primarily of the proceeds from the Asset Sale and other equipment sold less the amount held in escrow and offset by an investment in patents. The cash used in 2008 consisted primarily of the purchase and construction of equipment and facilities associated with our Wilmington Plant. Costs of the plant consist of: (1) site selection, leasing, permitting and other legal compliance; (2) architectural, design and engineering; (3) labor, overhead and materials to build in-house the STT® Reactors; (4) designing, engineering and manufacturing of the plant production unit which includes components such as centrifuges, tanks, control panels and other equipment being built by third parties for delivery to the plant site; and (5) the general contractor fees, engineering and construction of the buildings and physical improvements including tanks, piping, boilers and various lab and other equipment and machinery comprising the plant.
Net cash used by financing activities for three months ended March 31, 2009 was $39,000, which is due to repayment of capital lease obligations. For the same period in 2008, $11,000 was used for the repayment of capital lease obligations.
Assets Held for Sale and Discontinued Operations
In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we classify assets as Assets Held for Sale and the corresponding results of operations are reported in Discontinued Operations if all of the criteria specified by the Statement are met. The Statement requires classification of assets as held for sale if management commits to sell the asset, the asset is available for immediate sale in its present condition, action has been initiated to complete the plan to sell, sale of the asset is probable and it is being marketed at a reasonable price, and it is unlikely that the plan to sell will be withdrawn.

Reporting under Discontinued Operations is required by the Statement if corresponding operations and cash flows will be eliminated and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.
Fair Value Measurements
With the receipt of the marketable equity securities as proceeds from the sale of property and equipment in March 2009, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
Basis of Fair Value Measurement
Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;
Level 3 Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Investment Valuation and Income Recognition
To comply with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” investments in available-for-sale marketable equity securities are carried at fair value. Fair values for investments are derived from quoted market prices (level 1 measurement). Marketable equity securities are valued at closing prices on the last business day of each period presented with the resulting temporary unrealized gains or losses recorded under Other Comprehensive Income (OCI). If there is an other-than-temporary deterioration in the fair value of the securities, the Company will reclassify the associated net unrealized gain or loss out of the accumulated OCI with a corresponding adjustment to Other Income. Dividend income is recorded when declared by the investee company.
We account for the 880,000 shares of Four Rivers common stock received as part of the Asset Sale as an investment in available-for-sale marketable equity securities. Shares of Four Rivers common stock are traded on the NASDAQ OTC Bulletin Board market, as such, the investment is valued at its quoted prices at the end of each reporting period. Since the investment is prohibited from being sold until February 28, 2010, any gain or loss is deemed to be temporary and we record an unrealized gain or loss in accumulated other comprehensive income. If the gain or loss is deemed other than temporary, we will record the effect in the Company’s consolidated statement of operations. As of March 31, 2009, the fair value of the available-for-sale marketable equity securities was approximately $3.4 million.

Impairment of Long-Lived Assets
We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, a loss is recorded as the excess of the asset’s carrying amount over its fair value. Management had performed an assessment of the fixed assets of the Company which included assessments of the future realizable value of the assets through discussion with potential buyers and manufactures and vendors though a formal appraisal was not obtained due to its cost. Based on this analysis, we had reserved a significant portion of the amount of our assets for future plants, spare parts and other fixed assets. In connection with the Asset Sale, we reversed the valuation reserve. We will continue to assess the remaining property and equipment for impairment, though there can be no assurance that a reserve or a write off may not be required when the actual realized value of the remaining property and equipment is determined through sale or exchange.
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
Recent Accounting Pronouncements
In May 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. This statement is effective for the Company beginning January 1, 2009 and we do not consider SFAS 163 to be currently applicable to our business.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement is effective for the Company beginning January 1, 2009 and has no current impact on the consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (revised 2007), “Business Combinations.” The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This Statement is effective for the Company beginning January 1, 2009 and has no current impact on the consolidated financial statements.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for the Company beginning January 1, 2009 and has no current impact on the consolidated financial statements.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K, promulgated by the SEC.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed, under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer (who is also our Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities Exchange Act of 1934). In performing this evaluation, management reviewed, among other things, the selection, application and monitoring of our historic accounting policies. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures at March 31, 2009 and thereafter were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.
Changes in Internal Control Over Financial Reporting
No significant changes in our internal controls over financial reporting has occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
As a small reporting company, we are not required to provide the information required by this item. However, investors should recognize that an investment in our common stock is highly speculative and involves a high degree of risk. Investors should carefully consider the risks discussed above under “Recent Developments” as well as the various risks discussed in our Annual Report on Form 10-K for fiscal year ended December 31, 2008 that may continue to be applicable in light of the limited action plan described above, before making an investment decision.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
An annual meeting of the stockholders of the Company was held on March 4, 2009 for the purpose of considering and voting upon the Asset Sale and to elect directors.
1. A total of 35,609,962 votes were cast with respect to the Asset Sale of which 35,607,762 votes were for the approval of the Asset Sale and 3,200 votes were against the approval of the Asset Sale. There were no abstentions with respect to the voting on the Asset Sale.
There were four persons elected at the annual meeting held on March 4, 2009 to continue to serve as directors of the Company until the next annual meeting of stockholders or until their successors are duly elected and qualified. Set forth below is a tabulation of the votes cast for the election of directors:

Name	Number of Votes

G. A. Ben Binninger	35,608,062

Betsy Wood Knapp	34,807,382

David Mandel	35,609,062

David Nazarian	35,609,062
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS
The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit No.	Description	Reference

3.1	Amended and Restated Articles of Incorporation of Kreido Biofuels, Inc. (f/k/a Gemwood Productions, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-130606).

3.3	Amended and Restated Bylaws of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

4.1	Form of Investor Warrant of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.1	Form of Subscription Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.2	Form of Indemnity Agreement by and between Kreido Biofuels, Inc. and Outside Directors of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.3	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.4	Form of Incentive Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.5	Form of Non-Qualified Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.6	Form of Indemnity Agreement for officers and directors.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.7	Employment Agreement, dated April 4, 2007, by and between Kreido Biofuels, Inc. and Philip Lichtenberger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2007 (File No. 333-130606).

10.8	Employment Agreement, dated April 10, 2007, by and between Kreido Biofuels, Inc. and Alan McGrevy.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.9	Employment Agreement, dated April 28, 2007, by and between Kreido Biofuels, Inc. and Larry Sullivan.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007 (File No. 333-130606).

10.10	Purchase Order Agreement, dated May 22, 2007, by and between Kreido Biofuels, Inc. and Certified Technical Services, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007 (File No. 333-130606).

10.11	Amendment No. 1 to Registration Rights Agreement, dated June 12, 2007, by and between Kreido Biofuels, Inc. and certain investors in the Offering.	Incorporated by reference to Exhibit 10.19 to the Amendment No. 3 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 21, 2007 (File No. 333-140718).

10.12	Separation Agreement and General Release dated July 27, 2007 by and between Kreido Biofuels, Inc. and Joel Balbien.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.13	Kreido Biofuels, Inc. Outside Director Compensation Program adopted July 27, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.14	Commercial Lease Agreement by and between Kreido Biofuels, Inc. and Acaso Partners, LLC effective August 1, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007 (File No. 333-130606).

10.15	Executive Employment Agreement dated July 27, 2007 by and between Kreido Biofuels, Inc. and G. A. Ben Binninger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.16	Employment Agreement, dated April 30, 2008, by and between Kreido Biofuels, Inc. and John M. Philpott.	Incorporated by reference to Exhibit 10.21 to the Amendment to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2008 (File No. 333-130606).

10.17	Separation Agreement and General Release dated November 11, 2008 by and between Kreido Biofuels, Inc., Kreido Laboratories and Alan McGrevy.	Incorporated by reference to Exhibit 10.22 to the Amendment to the Annual Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2008 (File No. 333-130606).

10.18	Separation Agreement and General Release dated November 30, 2008 by and between Kreido Biofuels, Inc., Kreido Laboratories and Larry Sullivan.	Incorporated by reference to Exhibit 10.19 to the Amendment to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 (File No. 333-130606).

Exhibit No.	Description	Reference

10.19	Letter to Stockholders, Notice of Annual Meeting, Proxy Statement and form of Proxy dated February 18, 2009.	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2009 (File No. 333-130606).

10.20	Asset Purchase Agreement dated as of January 28, 2009 by and among Four Rivers BioEnergy, Inc., The Four Rivers BioEnergy Company, Inc., Kreido Biofuels, Inc. and Kreido Laboratories.	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2009 (File No. 333-130606).

10.21	Separation Agreement and General Release dated March 5, 2009 by and between Kreido Biofuels, Inc., Kreido Laboratories and Philip Lichtenberger.	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009 (File No. 333-130606).

10.22	Separation Agreement dated as of April 15, 2009 by and among Kreido Biofuels, Inc., Kreido Laboratories and G.A. Ben Binninger.	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009 (File No. 333-130606).

10.23	Employment Agreement dated April 23, 2009 by and among Kreido Biofuels, Inc. Kreido Laboratories and John Philpott.	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009 (File No. 333-130606).

10.24	Lease termination agreement by and between Kreido Biofuels, Inc. and Acaso Partners, LLC effective March 31, 2009.*

14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on November 14, 2008 (File No. 333-130606).

21.1	Subsidiaries of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 (File No. 333-130606).

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREIDO BIOFUELS, INC.

By:	/s/ John M. Philpott John M. Philpott, Chief Financial Officer
(Duly Authorized Officer and Principal Executive Officer)
Date: May 14, 2009

EXHIBIT INDEX

10.24	Lease termination agreement by and between Kreido Biofuels, Inc. and Acaso Partners, LLC effective March 31, 2009.
31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.