Form 10-Q
period 2009-06-30
Kreido Biofuels, Inc.
filed 2009-08-14
CIK 1342219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009
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
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At August 10, 2009 the issuer had 52,720,992 shares of common stock issued and outstanding.

FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I
Recent Developments
Asset Sale.
On June 20, 2008, Kreido Biofuels, Inc. (“we”, “us”, “Kreido” or the “Company”) announced that due to the weakening of the economy, the continued financial market turmoil and the inability to raise needed capital to finance site construction and plant start-up costs, we were suspending work regarding our flagship biodiesel production plant at the Port of Wilmington, North Carolina, and would be exploring other alternatives to secure the value of Company assets and the STT® technology. On March 5, 2009, we sold to Four Rivers the STT® reactor technology, STT® reactors and biodiesel production plant equipment (the “Asset Sale”). As a result of the Asset Sale, we received approximately $2.8 million in cash and 1,200,000 shares of Four Rivers common stock and a common stock warrant to purchase 200,000 shares of Four Rivers common stock at an exercise price of $8.00 per share. From the $2.8 million received, $150,000 was retained in escrow pending the resolution of a certain creditor claim, and the remaining cash was used to settle amounts owed to our major creditors other than officers and directors. From the 1.2 million shares received, 20,000 shares have been transferred to a former creditor in settlement of its account and 300,000 shares have been deposited in escrow and will be delivered to us only upon delivery of notice of the exercise of warrants issued by us on January 12, 2007 and only to the extent required to meet its obligations under such warrants. (It being agreed and understood that any of the escrowed stock not delivered to Kreido as designee on or before January 31, 2012, shall be returned to Four Rivers.) We have agreed to hold the Four Rivers shares and warrant for a 360 day lock-up period (February 28, 2010). At the end of that period we will decide whether to sell or distribute the Four Rivers stock. Our current intention is to identify a business other than investing, owning, trading and holding securities that we can engage in within the year after closing the Asset Sale.
The Asset Sale is described more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Future Operating Plan.
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
Uncertainties relating to selling the remaining assets and paying our current liabilities.
We currently are attempting to sell various pieces of equipment related to the plant assets that were not included in the Asset Sale. The market for this equipment is limited and we are pursuing sales opportunities through various channels. It may be very difficult to sell the equipment, to sell the equipment at a price that would enable Kreido to pay its current liabilities or we may not be able to sell the equipment at all. Also, we may not be in a position to enter into an acquisition in a timely manner or at a value that generates sufficient cash to pay our current liabilities without having to sell shares of our Four Rivers common stock. If we do have to sell the Four Rivers common stock after February 28, 2010, we can not be assured we can generate sufficient cash to pay our current liabilities. Our current liabilities include final payments to our former CEO, the remaining Board of Directors, contractual payments to John Philpott, and a limited number of vendors and professional advisors.

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$174,000	$317,000
Cash held in escrow	150,000	—
Available-for-sale marketable equity securities	2,464,000	—
Other current assets	41,000	20,000

Total current assets	2,829,000	337,000
Assets held for sale:
Property and equipment — net	408,000	6,651,000
Patents, less accumulated amortization of $244,000 and a valuation reserve of $652,000 at December 31, 2008	—	102,000

Total assets held for sale	408,000	6,753,000

Other assets	81,000	14,000

Total assets	$3,318,000	$7,104,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of capital leases	$7,000	$25,000
Accounts payable	322,000	2,689,000
Accrued expenses	180,000	177,000

Total current liabilities	509,000	2,891,000
Capital leases, less current portion	—	21,000

Total liabilities	509,000	2,912,000

Stockholders’ equity

Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding were zero shares	—	—
Common stock, $0.001 par value, Authorized 300,000,000 shares; issued and outstanding were 52,720,992 and 52,545,992 at June 30, 2009 and December 31, 2008, respectively	52,000	52,000
Restricted common stock, $0.001 par value; issued and outstanding were none and 175,000 at June 30, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	48,423,000	48,333,000
Deferred compensation	—	(12,000)
Accumulated other comprehensive income	(111,000)	—
Deficit accumulated during the development stage	(45,555,000)	(44,181,000)

Net stockholders’ equity	2,809,000	4,192,000

Total liabilities and stockholders’ equity	$3,318,000	$7,104,000

See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Period from
	Three Months	Three Months	Six Months	Six Months	January 13, 1995
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	(Inception)
	2009	2008	2009	2008	to June 30, 2009
Discontinued Operations:
Operating Expenses
Research and development	$—	$582,000	$—	$809,000	$17,965,000
General and administrative	154,000	2,118,000	1,267,000	3,714,000	15,742,000
Loss on impairment of property and equipment	—	12,648,000	—	13,364,000	10,400,000
(Gain)/Loss on sale of property and equipment	(10,000)	(33,000)	106,000	(33,000)	241,000
Loss from retirement of assets	—	—	—	5,000	325,000

Loss from discontinued operations	(144,000)	(15,315,000)	(1,373,000)	(17,859,000)	(44,673,000)
Other income (expense)
Interest expense	—	—	—	—	(3,082,000)
Interest income	—	11,000	—	52,000	813,000
Other income	—	1,000	—	1,000	1,556,000
Other expenses	—	—	—	—	(154,000)

Total other income (expense)	—	12,000	—	53,000	(867,000)

Loss before income taxes	(144,000)	(15,303,000)	(1,373,000)	(17,806,000)	(45,540,000)
Income tax expenses	—	—	1,000	2,000	15,000

Net loss	$(144,000)	$(15,303,000)	$(1,374,000)	$(17,808,000)	$(45,555,000)

Net loss per share — basic and diluted	$(0.00)	$(0.29)	$(0.03)	$(0.34)	$(0.86)

Shares used in computing net loss per share	52,720,992	52,696,267	52,720,992	52,671,268	52,720,992

See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

								Deficit
							Accumulated	Accumulated
			Restricted Common		Additional		Other	During the
	Common Stock		Stock		Paid-In	Deferred	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income/(Loss)	Stage	Equity

Balance, January 1, 2009	52,545,992	$52,000	175,000	$—	$48,333,000	$(12,000)	$—	$(44,181,000)	$4,192,000
Compensation expense	—	—	—	—	90,000	12,000	—	—	102,000
Unrealized loss on available-for-sale marketable equity securities	—	—	—	—	—	—	(111,000)	—	(111,000)
Release of restricted common stock	175,000	—	(175,000)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(1,374,000)	(1,374,000)

Balance, June 30, 2009	52,720,992	$52,000	—	$—	$48,423,000	$—	$(111,000)	$(45,555,000)	$2,809,000

See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Period from
	Six Months	Six Months	January 13, 1995
	Ended June 30,	Ended June 30,	(Inception)
	2009	2008	to June 30, 2009
Cash flows from operating activities
Net Loss	$(1,374,000)	$(17,808,000)	$(45,555,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	156,000	1,792,000
Loss on impairment of property and equipment	—	13,364,000	10,400,000
Loss on abandonment of plant development	—	891,000	891,000
Loss on sale of assets	106,000	(33,000)	241,000
Patent write-down and reserve	—	416,000	899,000
Loss from retirement of assets	—	5,000	325,000
Noncash stock compensation	102,000	507,000	2,811,000
Amortization of convertible debt discount	—	—	1,236,000
Inducement to convert debt discount	—	—	152,000
Inducement to convert debt	—	—	58,000
Changes in operating assets and liabilities:
Prepaid and other assets	(88,000)	402,000	(173,000)
Accounts payable	(1,788,000)	1,159,000	2,090,000
Accrued expenses	3,000	—	599,000

Net cash used in operating activities	(3,039,000)	(941,000)	(24,234,000)

Cash flows from investing activities
Purchase and construction of property and equipment	—	(4,086,000)	(19,047,000)
Proceeds from sale of assets	2,993,000	53,000	3,291,000
Investments in patent application	(58,000)	(68,000)	(1,725,000)

Net cash provided by (used in) investing activities	2,935,000	(4,101,000)	(17,481,000)

Cash flows from financing activities
Proceeds from the issuance of Series A convertible preferred stock	—	—	938,000
Proceeds from the issuance of Series B convertible preferred stock	—	—	1,500,000
Proceeds from the issuance of Series C convertible preferred stock	—	—	2,424,000
Proceeds from the issuance of Series B1 preferred stock	—	—	720,000
Proceeds from the issuance of common stock warrants	—	—	217,000
Proceeds from the issuance of common stock	—	—	22,849,000
Proceeds from issuance of long-term debt	—	—	14,381,000
Principal repayment of long-term debt and capital leases	(39,000)	(19,000)	(1,140,000)

Net cash provided by (used in) financing activities	(39,000)	(19,000)	41,889,000

Net increase (decrease) in cash and cash equivalents	(143,000)	(5,061,000)	174,000
Cash and cash equivalents at beginning of period	317,000	6,470,000	—

Cash and cash equivalents at end of period	$174,000	$1,409,000	$174,000

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—	$354,000
Income taxes	1,000	2,000	15,000
See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Period from
	Six Months	Six Months	January 13, 1995
	Ended June 30,	Ended June 30,	(Inception)
	2009	2008	to June 30, 2009
Supplemental disclosure of noncash investing and financing activities
Acquisition of property and equipment through capital leases	$—	$—	$867,000
Additions to property and equipment through settlement of capital lease	—	—	61,000
Additions to property and equipment through issuance of common stock	—	—	100,000
Conversion of notes payable into Series A preferred stock	—	—	1,180,000
Conversion of notes payable into Series C preferred stock	—	—	5,530,000
Conversion of accounts payable into Series C preferred stock	—	—	30,000
Conversion of accrued interest into Series C preferred stock	—	—	441,000
Warrants issued in connection with convertible notes	—	—	2,007,000
Conversion of Series A preferred stock into Series A1 preferred stock	—	—	2,118,000
Conversion of Series B preferred stock into Series A1 preferred stock	—	—	1,511,000
Conversion of Series C preferred stock into Series B1 preferred stock	—	—	8,414,000
Conversion of notes payable into Series B1 preferred stock	—	—	850,000
Conversion of accrued interest into Series B1 preferred stock	—	—	18,000
Conversion of notes payable into common stock	—	—	5,257,000
Conversion of accrued interest into common stock	—	—	863,000
Conversion of Series A preferred stock into Series A1 common stock	—	—	3,628,000
Conversion of Series B preferred stock into Series A1 common	—	—	10,011,000
Conversion of Kreido Laboratories common stock into common stock	—	—	155,000
Exchange of assets for liabilities	579,000	—	823,000
See notes to unaudited condensed consolidated financial statements

Kreido Biofuels, Inc.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2009
NOTE 1 BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of Kreido Biofuels, Inc. (“Kreido” or “the Company”) at June 30, 2009 and for the six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. They do not include all information and notes required by United States generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Kreido’s Annual Report on Form 10-K the period from inception (January 13, 1995) through December 31, 2008.
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
Kreido Labs, formerly known as Holl Technologies Company, was incorporated on January 13, 1995 under the laws of the State of California. Since incorporation, Kreido Labs has been engaged in activities required to develop, patent and commercialize its products. Kreido Labs was the creator of reactor technology that was designed to enhance the manufacturing of a broad range of chemical products.
The cornerstone of Kreido Labs’ technology was its patented STT® (Spinning Tube in Tube) diffusional chemical reacting system, which were both a licensable process and a licensable system. In 2005, the Company demonstrated how the STT® could make biodiesel from vegetable oil rapidly with almost complete conversion and less undesirable by-products. The Company had continued to pursue this activity, built and tested a pilot biodiesel production unit and, prior to June 20, 2008, was in the process of developing the first of its commercial biodiesel production plants in the United States that, if constructed and put into operation, was expected to produce approximately 33 million to 50 million gallons per year. On June 20, 2008, the Company announced that due to the weakening of the economy, the continued financial market turmoil and the inability to raise needed capital to finance site construction and plant start-up costs, the Company was suspending work regarding its flagship biodiesel production plant at the Port of Wilmington, North Carolina.

On March 5, 2009, the Company sold to Four Rivers BioEnergy, Inc. (“Four Rivers”) the STT® reactor technology, STT® reactors and biodiesel production plant equipment (the “Asset Sale”). As a result of the Asset Sale, we received approximately $2.8 million in cash, 1,180,000 net shares of Four Rivers common stock and a common stock warrant to purchase 200,000 shares of Four Rivers common stock at an exercise price of $8.00 per share. See footnote 5 for further information on the Asset Sale. From the Asset Sale, the Company has settled the amounts owed to major creditors, excluding the amounts owed to its current board of directors and professional advisors. The Company is attempting to sell the remaining equipment and hopes to enter into an acquisition with another organization from which it can raise additional funds. If the Company cannot raise adequate cash from the sale of these remaining assets or can not enter into an acquisition with another organization, then the Company believes that its cash resources will enable it to continue its business activities into March 2010, assuming that the amounts owed to its current board of directors and professional advisors are not paid in full until the Company can liquidate shares of Four Rivers common stock received by it in the Asset Sale. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.
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
Basis of Fair Value Measurement:
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
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have an impact on the Company’s condensed consolidated financial statements.

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
The Company accounts for the 880,000 shares of Four Rivers common stock and a warrant to purchase 200,000 shares of Four Rivers common stock received as part of the Asset Sale as an investment in available-for-sale marketable equity securities. Shares of Four Rivers common stock are traded on the NASDAQ OTC Bulletin Board market, as such, the common stock is valued at its quoted prices at the end of each reporting period and the warrant is valued using the Black-Scholes option pricing model using the following assumptions: risk free interest rate 1.875%, expected life range of 57 months, zero future dividends and expected volatility of 127.77%. Since the investment is prohibited from being sold until February 28, 2010, any gain or loss is deemed to be temporary and the Company records an unrealized gain or loss in accumulated other comprehensive income. If the gain or loss is deemed other than temporary, the Company will record the effect in the Company’s consolidated statement of operations. As of June 30, 2009, the fair value of the available-for-sale marketable equity securities was approximately $2.5 million with an original carrying value of $2.6 million.
NOTE 4 LIQUIDITY AND GOING CONCERN ISSUES
The Company, a development stage company, has suffered recurring losses from operations and at June 30, 2009 had an accumulated deficit of $45,555,000 that raises substantial doubt about its ability to continue as a going concern.
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
From the approximate $2.8 million received, $150,000 was retained in escrow pending the resolution of a certain creditor claim, and the remaining cash has been used to settle amounts owed to major creditors other than officers and directors. Additionally, the Company incurred legal and financial consulting costs of approximately $300,000 directly related to the Asset Sale and employee related costs due to termination of employment contracts of approximately $400,000.
From the 1.2 million shares received, 20,000 shares have been transferred to a former creditor in settlement of its account and 300,000 shares have been deposited in escrow and will be delivered to the Company only upon delivery of notice of the exercise of warrants issued by the Company on January 12, 2007 and only to the extent required to meet its obligations under such warrants. (It being agreed and understood that any of the escrowed stock not delivered to Kreido as designee on or before January 31, 2012, shall be returned to Four Rivers.) The Company has agreed to hold the Four Rivers shares and warrant for a 360 day lock-up period (February 28, 2010). At the end of that period the Company will decide whether to sell or distribute the Four Rivers stock. The current intention is to identify a business other than investing, owning, trading and holding securities that the Company can engage in within the year after closing the Asset Sale.
The Company recorded the sale at $5.4 million, $2.8 million in cash received, $2.2 million in value of the common stock received and $375,000 related to the valuation of the warrant received. The Company recorded the common stock received as an investment in available-for-sale marketable equity securities.
In the first six months of 2009, the Company has sold and transferred various equipment and machinery, not included in the Asset Sale, for cash proceeds of $308,000 and the release of outstanding liabilities and contractual liabilities of $558,000. In July 2009, the Company received the funds from escrow and reimbursed Four Rivers for overpayments accrued, which provided net funds released to the Company of $36,000.

NOTE 6 PROPERTY AND EQUIPMENT
Property and equipment at June 30, 2009 and December 31, 2008 is summarized as follows:

	June 30, 2009	December 31, 2008
Furniture and fixtures	$—	$148,000
Machinery and equipment	—	912,000
Office equipment	9,000	126,000
Leasehold improvements	—	254,000
Spare plant parts and equipment	—	1,741,000
Construction in progress	400,000	14,402,000

Total	409,000	17,583,000
Less accumulated depreciation and amortization	(1,000)	(532,000)
Less valuation reserve	—	(10,400,000)

Net book value	$408,000	$6,651,000

The Company sold the majority of its property and equipment to Four Rivers effective March 5, 2009. The remaining property and equipment consist of some filtration equipment and resin used in a chemical processing environment and some office equipment. This equipment is currently being marketed for sale and has been written down to its current fair value.
The Company accounts for its property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company tested its property and equipment for recoverability because there is a current expectation that it is more likely than not, the property and equipment will be sold or otherwise disposed of significantly before they are put into service. As part of the Asset Sale, the Company reversed the valuation reserve for all property and equipment sold.
Depreciation expense for the three and six months ended June 30, 2008 was $68,000 and $126,000, respectively, including related depreciation for capital leases. There was no depreciation expense for the three and six months ended June 30, 2009 due to the reduced carrying value of the assets after impairment reserves. Equipment recorded under capital leases totaled $9,000 and $230,000 at June 30, 2009 and 2008, respectively.
NOTE 7 NET LOSS PER COMMON SHARE
Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted-average number of common and common equivalent shares outstanding during the period. For the six months ended June 30, 2009, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss. During the six months ended June 30, 2008 the Company issued additional stock option shares of 75,000. There were no stock options issued during the six months ended June 30, 2009. The Company also cancelled stock options of 2,080,200 and 298,095 shares for the six months ended June 30, 2009 under its 2006 Equity Incentive Plan and 1997 Stock Compensation Program, respectively. The Company also cancelled stock options of 85,000 and 192,398 shares for the six months ended June 30, 2008 under its 2006 Equity Incentive Plan and 1997 Stock Compensation Program, respectively.

		Period from
		Inception
	Six Months	(January 13,
	Ended June 30,	1995) through
	2009	June 30, 2009
Weighted-average shares used to compute basic and diluted net loss per common share:	52, 720,992	52, 720,992

Securities convertible into shares of common stock not used to compute net loss per share because the effect would be anti-dilutive:
Stock options under the 2006 Equity Incentive Plan	500,000	500,000
Stock options under the 1997 Stock Compensation Program	405,657	405,657
Stock associated with warrants arising from private placement of common stock	18,498,519	18,498,519
Other stock associated with warrants	307,223	307,223

	19,711,399	19,711,399

NOTE 8 STOCK-BASED COMPENSATION
The Company recorded zero and $2,000 of compensation costs for the six months ended June 30, 2009 and 2008, respectively, relating to stock options granted to employees from 2003 to 2006. The compensation costs are based on the fair value of the stock options at the grant date.
In December 2007, the Company issued 100,000 shares restricted common stock to one of its officers. The shares were subject to repurchase by the Company for $1,000 if the officer terminates his employment voluntarily or is terminated for cause before May 31, 2009. This transaction was recorded under deferred compensation and amortized over a period of 18 months. In April 2008, the Company issued 75,000 shares of restricted common stock to one of its officers. The shares were subject to repurchase by the Company for $750 if the officer terminates his employment voluntarily or is terminated for cause before April 30, 2009. This transaction was recorded under deferred compensation and amortized over a period of 12 months. Compensation expense for the six month periods ended June 30 was $12,000 for each 2009 and 2008. In April 2009, all shares of restricted common stock were released and none were repurchased.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. There were no options issued for the six months ended June 30, 2009. The fair value of the options issued during the six months ended June 30, 2008 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates 2.75% and 3.03%, expected life range of 5.25 to 5.583 years and expected volatility of 92%. The expected stock price volatility assumption was based on the average volatility of similar public companies for the period prior to the Company’s reverse merger. The expected term assumption used in the option pricing model was based on the “safe harbor” approach under SEC Staff Accounting Bulletin (SAB) No. 107, (SAB 107), where the “expected term = ((vesting term + original contractual term) / 2).” The risk free interest rate assumption was based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected term. A projected dividend yield of 0% was used as the Company has never issued dividends.
Summary stock option activity is as follows:

		Weighted
	Number of	Average Exercise
	Options	Price
Balance at December 31, 2008	3,283,952	$0.60

Granted	—	—
Exercised	—	—
Cancelled	2,378,295	0.37

Balance at June 30, 2009	905,657	$0.35

There was no compensation expense for stock options issued to non-employee for the six months ended June 30, 2009 and 2008.
The following table summarizes information regarding options outstanding and options exercisable at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of Exercise	Outstanding at	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Prices	June 30, 2009	Contractual Life	Exercise Price	June 30, 2009	Exercise Price
$0.09 – 0.19	497,603	8.04	$0.11	485,103	$0.11
$0.20 – 0.89	351,804	7.90	0.54	351,804	0.54
$0.90 – 1.85	56,250	7.75	1.20	56,250	1.20

	905,657	7.90	$0.35	893,157	$0.35

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
In accordance with the provisions of SFAS 123(R), the Company has recorded stock-based compensation expense of $90,000 and $493,000 for the six months ended June 30, 2009 and 2008, respectively, which includes the compensation effect for the options repriced. The stock-based compensation expense is based on the fair value of the options at the grant date.
NOTE 9 CONTINGENCY
In March 2004, Kreido Labs and a former officer and shareholder of Kreido Labs reached agreement on the terms of a settlement of disputes arising out of the termination of the former officer and shareholder’s employment with Kreido Labs. The settlement was never completed. In June 2007, the former officer and shareholder demanded implementation of the settlement including the payment of approximately $190,000 plus interest though no further communications has occurred. Kreido Labs disputes any obligation to the former officer and shareholder. The Company will continue to assess the progress of the dispute.

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

Recent Developments
On March 5, 2009, we sold to Four Rivers the STT® reactor technology, STT® reactors and biodiesel production plant equipment (the “Asset Sale”). As a result of the Asset Sale, we received approximately $2.8 million in cash and 1,200,000 shares of Four Rivers common stock and a common stock warrant to purchase 200,000 shares of Four Rivers common stock at an exercise price of $8.00 per share. From the $2.8 million received, $150,000 was retained in escrow pending the resolution of a certain creditor claim, and the remaining cash was used to settle amounts owed to our major creditors other than officers and directors. From the 1.2 million shares received, 20,000 shares have been transferred to a former creditor in settlement of its account and 300,000 shares have been deposited in escrow and will be delivered to us only upon delivery of notice of the exercise of warrants issued by Kreido on January 12, 2007 and only to the extent required to meet its obligations under such warrants. (It being agreed and understood that any of the escrowed stock not delivered to Kreido as designee on or before January 31, 2012, shall be returned to Four Rivers.) We have agreed to hold the Four Rivers shares and warrant for a 360 day lock-up period (February 28, 2010). At the end of that period we will decide whether to sell or distribute the Four Rivers stock. Our current intention is to identify a business other than investing, owning, trading and holding securities that we can engage in within the year after closing the Asset Sale.
Future Operating Plan
On April 15, 2009, we reduced our staff to one executive officer, John Philpott. Mr. Philpott, working under the direction of the Kreido board of directors, will manage the Company’s remaining assets, including the sale or other disposition of remaining items of equipment, attend to the Company’s reporting requirements and pursue and evaluate opportunities for us to acquire an operating business. There can be no assurance that any such acquisition will be proposed, and if none is proposed before February 28, 2010, we may undertake to sell or distribute its Four Rivers common stock and the Four Rivers warrant. It is presently contemplated that any proposed acquisition or plan of liquidation will be presented to our stockholders for approval. There can be no assurance that we will be able to sell the remaining equipment nor enter into a sale of the Company nor liquidate the Four Rivers common stock in order to generate sufficient cash to pay our current liabilities.
Consolidated Results of Operations for the six months ended June 30, 2009 and 2008
Operating Expenses
Operating expenses of $1.4 million for the six months ended June 30, 2009 decreased by $16.5 million compared to $17.9 million for the same period in 2008. Research and development expenses for the six months ended June 30, 2009 were zero compared to $809,000 for the same period in 2008. No research and development expenses were incurred in calendar year 2009 due to the termination of all research and development activities in the last quarter of 2008. Research and development costs for the first half of 2008 consisted of salaries for chief technology officer and a scientist in the second quarter and a patent valuation write down of $639,000. General and administrative costs decreased to $1.3 million for the six months ended June 30, 2009 from $3.7 million for the same period in 2008. The decrease was related primarily to the downsizing of the last employees of the Company due to the Asset Sale that was completed March 5, 2009. General and administrative costs for the first half of 2008 consisted of expenditures for the rental of tanks from Vopak, the write off of capitalized site specific costs related to the proposed full scale plant site, the costs associated with being a public company, an increase in stock compensation expense from the issuance and repricing of stock options to employees and an increase in payroll related costs from the hiring of additional personnel. Also during 2008, we expensed as an impairment reserve $13.4 million of costs attributed to plant assets and costs associated with building extra reactors and acquiring spare parts. Due to the limited personnel and operating overhead costs, we expect general and administrative costs to be comparable to the costs incurred for the three months ended June 30, 2009. Additionally, we will continue to incur costs associated with operating as a public reporting entity.

Other Income (Expense)
Other income (expense) for the six months ended June 30, 2009 was zero compared to $53,000 for the same period in 2008. Other income for the six months ended June 30, 2008 consisted of interest income. The interest income decrease reflects the changes in the available cash balances and currently the Company earns minimal interest for its checking account.
Net Loss
Net loss for the six months ended June 30, 2009 was $1,374,000 or a 92% decrease compared to the net loss of $17,808,000, for the same six month period for 2008. There were no net sales or gross profit for the six months ended June 30, 2009 and 2008. We expect to incur net losses for the foreseeable future.
Consolidated Results of Operations for the three months ended June 30, 2009 and 2008
Operating Expenses
Operating expenses of $144,000 for the three months ended June 30, 2009 decreased by $15.2 million compared to $15.3 million for the same period in 2008. Research and development expenses for the three months ended June 30, 2009 were zero compared to $582,000 for the same period in 2008. The decrease in research and development expenses was due to the Company’s termination of its research and development activities as it completed its sale of assets. Research and development costs for the same period in 2008 consisted primarily of the patent valuation write down of $398,000. General and administrative costs decreased to $154,000 for the three months ended June 30, 2009 from $2.1 million for the same period in 2008 primarily related to the winding down of our operations, severance costs and final costs incurred related to the Asset Sale. General and administrative costs for the same period in 2008 consisted primarily of the write off of $891,000 of capitalized site specific costs related to the proposed full scale plant site. Development of the full scale plant site was suspended on June 20, 2008. Also during 2008, we expensed as an impairment reserve $12.6 million of costs attributed to plant assets and costs associated with building extra reactors and acquiring spare parts. We expect general and administrative costs to continue to stay at the current levels as we pursue the sale of the remaining assets and our business. Additionally, we will continue to incur some costs associated with operating as a public reporting entity.
Other Income (Expense)
Other income (expense) for the three months ended June 30, 2009 decreased to zero from $12,000 for the same period in 2008. Other income (expense) for the three months ended June 30, 2008 consisted of interest income. The interest income decrease reflects the changes in the available cash balances and currently the Company earns minimal interest for its checking account.
Net Loss
Net loss for the three months ended June 30, 2009 was $144,000 compared to the net loss of $15.3 million for the same three month period for 2008. The net loss for the three month period in 2009 consisted primarily of payroll and severance costs, expenses incurred completing the Asset Sale and the loss from the sale of property and equipment. The net loss for the three month period in 2008 primarily related to the expensing of overhead manufacturing costs previously capitalized and the reserve of plant assets and inventory costs. There were no net sales or gross profit for the three months ended June 30, 2009 and 2008. We expect to incur net losses for the foreseeable future.
Liquidity and Capital Resources
At June 30, 2009, we had current assets of $2,829,000, including cash on hand of $174,000, cash in escrow of $150,000 and shares of Four Rivers common stock and a related warrant with a fair value of $2,464,000, and current liabilities of $509,000. In July 2009, the cash in escrow was released and $114,000 was used to return an overpayment by Four Rivers with a net $36,000 released to the Company. We are restricted from selling our shares of Four Rivers common stock until February 28, 2010. The Company requires approximately $15,000 per month to meet its immediate operating costs. Thus, we believe that with the continued cooperation of our few remaining creditors, including the final payments due to the former CEO and CFO and the current board of directors, we believe that we have cash resources that will enable us to continue our business activities into March 2010.

A summary of our sources and use of cash for the six months ended June 30, 2009, is as follows:
•	Source of cash consisted of proceeds from the sale of assets of $3.0 million.
•
Uses of cash consisted of operating expenses of $1.2 million (net non-cash expenses such as stock compensation), the payment of prepaid directors and officer insurance of $145,000 and the payment of outstanding liabilities of $1.8 million and, the repayment of capital leases of $39,000 and investments in patents of $58,000 for a total use of cash of approximately $3.2 million.

•	The decrease in cash balance to $174,000 results from net sources of $3.0 million less uses of cash of $3.2 million.
The details of the cash flow activities for the six months ended June 30, 2009 are discussed below.
Net cash used by operating activities for the six months ended June 30, 2009 was $3.0 million as compared to $941,000 for the same period in 2008. Net cash used from operations in 2009 related to costs associated with the Asset Sale, operating costs, severance payments, and a decrease in accounts payable due to payments made to vendors as part of the Asset Sale. Net cash used by operations in 2008 is primarily related to operating costs and an increase in accounts payable which consisted of certain large invoices due to vendors associated with the construction of our biodiesel production plant.
Net cash provided by investing activities for six months ended June 30, 2009 was approximately $2.9 million which was a decrease from $4.1 million used in investing activities for the same period in 2008. The cash provided by investing activities in 2009 consisted primarily of the proceeds from the Asset Sale and other equipment sold less the amount held in escrow and offset by an investment in patents. The cash used in 2008 consisted primarily of the purchase and construction of equipment and facilities associated with our Wilmington Plant. Costs of the plant consist of: (1) site selection, leasing, permitting and other legal compliance; (2) architectural, design and engineering; (3) labor, overhead and materials to build in-house the STT® Reactors; (4) designing, engineering and manufacturing of the plant production unit which includes components such as centrifuges, tanks, control panels and other equipment being built by third parties for delivery to the plant site; and (5) the general contractor fees, engineering and construction of the buildings and physical improvements including tanks, piping, boilers and various lab and other equipment and machinery comprising the plant.
Net cash used by financing activities for six months ended June 30, 2009 was $39,000, which is due to repayment of capital lease obligations. For the same period in 2008, $19,000 was used for the repayment of capital lease obligations.
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
Basis of Fair Value Measurement:
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
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have an impact on the Company’s condensed consolidated financial statements.
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
We account for the 880,000 shares of Four Rivers common stock and a warrant to purchase 200,000 shares of Four Rivers common stock received as part of the Asset Sale as an investment in available-for-sale marketable securities. Shares of Four Rivers common stock are traded on the NASDAQ OTC Bulletin Board market, as such, the investment is valued at its quoted prices at the end of each reporting period and the warrant is valued using the Black-Scholes option pricing model using the following assumptions: risk free interest rate 1.875%, expected life range of 57 months, zero future dividends and expected volatility of 127.77%. Since the investment is prohibited from being sold until February 28, 2010, any gain or loss is deemed to be temporary and we record an unrealized gain or loss in accumulated other comprehensive income. If the gain or loss is deemed other than temporary, we will record the effect in the Company’s consolidated statement of operations. As of June 30, 2009, the fair value of the available-for-sale marketable equity securities was approximately $2.5 million with an original carrying value of $2.6 million.

Impairment of Long-Lived Assets
We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, a loss is recorded as the excess of the asset’s carrying amount over its fair value. Management had performed an assessment of the fixed assets of the Company which includes assessments of the future realizable value of the assets through discussion with potential buyers and manufactures and vendors though a formal appraisal was not obtained due to its cost. Based on this analysis, we had reserved a significant portion of the amount of our assets for future plants, spare parts and other fixed assets. In connection with the Asset Sale, we reversed the valuation reserve. We will continue to assess the remaining property and equipment for impairment, though there can be no assurance that additional reserves or write off may not be required when the actual realized value of the property and equipment are determined through sale or exchange.
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
Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” Replaces SFAS No. 162, establishes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then–existing non-SEC accounting and reporting standards. The Company has determined that the adoption of SFAS No. 168 will not have an impact on the consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R),” establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of FASB interpretation No. 46, “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, “Accounting for Transfers of Financial Assets,” and constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS No. 167 is effective after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which is an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This statement will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. SFAS No. 166 is effective for annual periods beginning after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this statement and will adequately disclose subsequent events in the consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP No. FAS 115-2 and FAS 124-2 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K, promulgated by the SEC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed, under the supervision of, and with the participation of, our management and Board of Directors, including the former Chief Executive Officer and the current Chief Financial Officer (who is also our Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities Exchange Act of 1934). In performing this evaluation, management reviewed, among other things, the selection, application and monitoring of our historic accounting policies. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures at June 30, 2009 and thereafter were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.
Changes in Internal Control Over Financial Reporting
No significant changes in our internal controls over financial reporting has occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1.	LEGAL PROCEEDINGS
From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS
The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit No.	Description	Reference

3.1	Amended and Restated Articles of Incorporation of Kreido Biofuels, Inc. (f/k/a Gemwood Productions, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-130606).

3.3	Amended and Restated Bylaws of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

4.1	Form of Investor Warrant of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.1	Form of Subscription Agreement, dated as of January 12, 2007, by and between Kreido Biofuels, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.2	Form of Indemnity Agreement by and between Kreido Biofuels, Inc. and Outside Directors of Kreido Biofuels, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.3	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.4	Form of Incentive Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.5	Form of Non-Qualified Stock Option Agreement by and between Kreido Biofuels, Inc. and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 333-130606).

10.6	Form of Indemnity Agreement for officers and directors.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).

10.7	Employment Agreement, dated April 4, 2007, by and between Kreido Biofuels, Inc. and Philip Lichtenberger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2007 (File No. 333-130606).

10.8	Employment Agreement, dated April 10, 2007, by and between Kreido Biofuels, Inc. and Alan McGrevy.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2007 (File No. 333-130606).

10.9	Employment Agreement, dated April 28, 2007, by and between Kreido Biofuels, Inc. and Larry Sullivan.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007 (File No. 333-130606).

10.10	Purchase Order Agreement, dated May 22, 2007, by and between Kreido Biofuels, Inc. and Certified Technical Services, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007 (File No. 333-130606).

Exhibit No.	Description	Reference

10.11	Amendment No. 1 to Registration Rights Agreement, dated June 12, 2007, by and between Kreido Biofuels, Inc. and certain investors in the Offering.	Incorporated by reference to Exhibit 10.19 to the Amendment No. 3 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 21, 2007 (File No. 333-140718).

10.12	Separation Agreement and General Release dated July 27, 2007 by and between Kreido Biofuels, Inc. and Joel Balbien.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.13	Kreido Biofuels, Inc. Outside Director Compensation Program adopted July 27, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.14	Commercial Lease Agreement by and between Kreido Biofuels, Inc. and Acaso Partners, LLC effective August 1, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007 (File No. 333-130606).

10.15	Executive Employment Agreement dated July 27, 2007 by and between Kreido Biofuels, Inc. and G. A. Ben Binninger.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007 (File No. 333-130606).

10.16	Employment Agreement, dated April 30, 2008, by and between Kreido Biofuels, Inc. and John M. Philpott.	Incorporated by reference to Exhibit 10.21 to the Amendment to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2008 (File No. 333-130606).

10.17	Separation Agreement and General Release dated November 11, 2008 by and between Kreido Biofuels, Inc., Kreido Laboratories and Alan McGrevy.	Incorporated by reference to Exhibit 10.22 to the Amendment to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008 (File No. 333-130606).

10.18	Separation Agreement and General Release dated November 30, 2008 by and between Kreido Biofuels, Inc., Kreido Laboratories and Larry Sullivan.	Incorporated by reference to Exhibit 10.19 to the Amendment to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 (File No. 333-130606).

10.19	Letter to Stockholders, Notice of Annual Meeting, Proxy Statement and form of Proxy dated February 18, 2009.	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2009 (File No. 333-130606).

10.20	Asset Purchase Agreement dated as of January 28, 2009 by and among Four Rivers BioEnergy, Inc., The Four Rivers BioEnergy Company, Inc., Kreido Biofuels, Inc. and Kreido Laboratories.	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2009 (File No. 333-130606).

Exhibit No.	Description	Reference

10.21	Separation Agreement and General Release dated March 5, 2009 by and between Kreido Biofuels, Inc., Kreido Laboratories and Philip Lichtenberger.	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009 (File No. 333-130606).

10.22	Separation Agreement dated as of April 15, 2009 by and among Kreido Biofuels, Inc., Kreido Laboratories and G.A. Ben Binninger.	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009 (File No. 333-130606).

10.23	Employment Agreement dated April 23, 2009 by and among Kreido Biofuels, Inc. Kreido Laboratories and John Philpott.	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009 (File No. 333-130606).

10.24	Lease termination agreement by and between Kreido Biofuels, Inc. and Acaso Partners, LLC effective March 31, 2009.	Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2009 (File No. 333-130606).

14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on November 14, 2008 (File No. 333-130606).

21.1	Subsidiaries of Kreido Biofuels, Inc.*

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREIDO BIOFUELS, INC.

By:	/s/ John M. Philpott

John M. Philpott, Chief Financial Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2009

EXHIBIT INDEX

21.1	Subsidiaries of Kreido Biofuels, Inc.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.