Form 10-Q
period 2018-03-31
Kreido Biofuels, Inc.
filed 2018-05-10
CIK 1342219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 333-130606

KREIDO BIOFUELS, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-3240178
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3625 Cove Point Drive
Salt Lake City, Utah	84109
(Address of Principal Executive Offices)	(Zip Code)

(801) 209-0740
(Issuer’s Telephone Number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]    No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [X]

Emerging Growth Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X  ]  No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 10, 2018, the Company had outstanding 195,645,159 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of March 31, 2018.

ITEM 1.FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

CONTENTS
Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (unaudited)	4
Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2018 and 2017 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017 (unaudited)	6
Notes to the Unaudited Condensed Consolidated Financial Statements	7

Kreido Biofuels, Inc.
Condensed Balance Sheets (Unaudited)

ASSETS

	March 31,	December 31,
	2018	2017
CURRENT ASSETS

Cash	$-	$-
Due from Related Party	-	3,973
Prepaid Expenses	-	2,000

Total Current Assets	-	5,973

TOTAL ASSETS	-	5,973

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	$-	$900
Related Party Payable	7,003	-
Note Payable - Short Term	3,157	4,208

Total Current Liabilities	10,160	5,108

LONG TERM LIABILITIES

Note Payable - Long Term	7,715	7,715

Total Long Term Liabilities	7,715	7,715

Total Liabilities	17,875	12,823

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, 0 shares issued and outstanding	-	-
Common stock; 300,000,000 shares authorized,
at $0.001 par value, 195,645,159
shares issued and outstanding, respectively	195,645	195,645
Additional paid-in capital	48,769,838	48,769,838
Accumulated Deficit	(48,983,358)	(48,972,333)

Total Stockholders' Deficit	(17,875)	(6,850)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$5,973

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kreido Biofuels, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

REVENUES	$-	$-

EXPENSES
Professional Fees	7,550	-
General and administrative	3,475	1,460

Total Expenses	11,025	1,460

LOSS FROM OPERATIONS	(11,025)	(1,460)

LOSS BEFORE INCOME TAXES	-	-

Provision for income taxes	-	-

NET LOSS	$(11,025)	$(1,460)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	195,645,159	195,645,159

The accompanying notes are an integral part of these unaudited condensed financial statements

Kreido Biofuels, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(11,025)	$(1,460)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Decrease in due from related party	3,973	-
Decrease in prepaid expenses	2,000	-
Increase in in related party payable	7,003	-
Decrease in accounts payable	(900)	-

Net Cash Provided by (Used in) Operating Activities	1,051	(1,460)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on note payable	(1,051)	(1,460)

Net Cash Used in Financing Activities	(1,051)	-

NET DECREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2018 and December 31, 2017

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

Kreido Biofuels, Inc. (the “Company”) was incorporated as Gemwood Productions, Inc. under the laws of the State of Nevada on February 7, 2005. Gemwood Productions, Inc. changed its name to Kreido Biofuels, Inc. on November 2, 2006. The Company originally intended to engage in the business of biodiesel.  These plans did not materialize, and the Company is currently considering alternative business opportunities.

The Company filed a Form 10 with the Securities and Exchange Commission to make it a fully reporting Company on March 2, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, including a summary of the Company’s significant accounting policies, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2017, included in on Form 10.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Accounting Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Financial instruments, including cash and accrued expenses and other liabilities are carried at amounts, which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest, which are consistent with market rates.

Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  At March 31, 2018 and December 31, 2017, the Company did not have any cash and cash equivalents.

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2018 and December 31, 2017

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation

The Company recognizes compensation expense for all stock-based compensation awards based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of  March 31, 2018 and December 31, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

Recent Accounting Pronouncements

The FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).

Rules and interpretative releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NOTE 3 - GOING CONCERN

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management sufficient to meet its minimal operating

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2018 and December 31, 2017

(Unaudited)

expenses and seeking equity and/or debt financing. However, Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans, which raises substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $.001 par value. There were 195,645,159 and 52,545,992 shares of common stock outstanding at March 31, 2018 and December 31, 2017, respectively. There were no preferred shares outstanding during any periods presented.

2017 Equity Issuances

On November 10, 2017 the Company issued to a related party 142,924,167 shares of stock in conversion of $150,074 of debt and $21,435 of accounts payable – related party for payment of the Company’s expenses.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2018, the Company has a related party payable in the amount of $7,004. At the year ended December 31, 2017, the Company had a related party receivable in the amount of $3,973. As mentioned in Note 4, the Company issued 142,924,167 shares of common stock valued at $171,509 for conversion of debt and related party payables.  The related party payable is a shareholder in the Company. The related party of $21,435 was comprised of various accounts payable balances that the related party agreed to pay on behalf of the Company.  As of December 31, 2017, the related party had paid down $17,462 of the outstanding balances, leaving a receivable of $3,973. As of March 31, 2018 the Company has a payable to a related party of $7,004, compromising general expenses and professional fees the related party has paid on behalf of the Company.

NOTE 6 – NOTE PAYABLE

The Company issued a note payable to its transfer agent in November 2016 in the amount of $12,625 in satisfaction of past due amounts due to the transfer agent. The Note requires payments of $526 per month for 24 months and is non-interest bearing. Amounts due after December 31, 2018 are classified as long term debt. The loan matures over the next five years, or until the debt is paid off.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were issued. There have been no subsequent events after March 31, 2018 for which disclosure is required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

In November of 2017, our current majority shareholder and sole officer G. Reed Petersen approached the former sole officer and director offering to pay off the debt of the Company. He agreed to pay the sum of $171,509 and in turn would receive the 142,924,167 shares of stock of the Company. The Company filed a Form 10 with the Securities and Exchange Commission to make it a fully reporting company on March 2, 2018.

Future Operating Plan

Our President is looking for an acquisition opportunity for the Company.  This may include a merger with another company, or just the sale of his shares of stock to another group.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2018 and 2017.

Revenues. The Company generated net revenues of $-0- during the three months ended March 31, 2018 as compared to $-0- for the three months ended March 31, 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2018 were $3,475 compared to $1,460 during the three months ended March 31, 2017. The increase is mainly the result of an increase in both general and professional expenses. The Company expects that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our business. Professional fees such as accounting and legal fees are also expected to increase.

Other Income (Expense). The Company had net other expenses of $ -0- for the three months ended March 31, 2018 compared to $ -0- during the three months ended March 31, 2017.

Net Loss. The Company had a net loss of $11,025 for the three months ended March 31, 2018 compared to $1,460 net loss during the three months ended March 31, 2017. The increase in net loss was due to the increase in professional fees and general and administrative fees incurred by the Company.

Liquidity and Capital Resources

As of March 31, 2018, our primary source of liquidity consisted of $-0-in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions.  Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2018 of $17,785 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2018 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

There is presently no agreement in place with any source of financing for the Company and we cannot assure you that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms.  Funds raised through future equity financing will likely be substantially dilutive to current shareholders.  Lack of additional funds will materially affect the Company and its business, and may cause us to cease operations.  Consequently, shareholders could incur a loss of their entire investment in the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Critical accounting policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Note 2 to our financial statements contained herein.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our unaudited condensed consolidated financial statements upon adoption.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.CONTROLS AND PROCEDURES

Management’s Evaluation on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of March 31, 2018, the end of our first quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member. We do not have a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with purchasers and suppliers. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIESAND USE OF PROCEEDS

             None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of KREIDO BIOFUELS, INC.
3.2	Amended and Restated Bylaws of KREIDO BIOFUELS, INC.

31.1	Certification by Chief Executive Officer, G. Reed Petersen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, G. Reed Petersen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer, G. Reed Petersen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer, G. Reed Petersen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KREIDO BIOFUELS, INC.
Date: May 10, 2018	By: /s/ G. Reed Petersen__________________
G. Reed Petersen
Chief Executive Officer

6