Form 10-Q
period 2018-06-30
Kreido Biofuels, Inc.
filed 2018-08-01
CIK 1342219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 000-55909

KREIDO BIOFUELS, INC.

(Exact Name of Registrant as Specified in its Charter)

Hong Kong	20-3240178
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Unit 1010-15, 10/F, Tower B, New Mandarin Plaza,
14 Science Museum Road, Tsim Sha Tsui East, KLN, H.K.
(Address of Principal Executive Offices)	(Zip Code)

+852 9862 6962
(Issuer’s Telephone Number)
3625 Cove Point Drive Salt Lake City, Utah 84109
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report) 1

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

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of July 30, 2018, the Company had outstanding 195,645,159 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of June 30, 2018.

ITEM 1.FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

CONTENTS
Condensed Balance Sheets as of June 30, 2018 and December 31, 2017 (unaudited)	4
Condensed Statements of Operations for the three and six month periods ended June 30, 2018 and 2017 (unaudited)	5
Condensed Statements of Cash Flows for the six month periods ended June 30, 2018 and 2017 (unaudited)	6
Notes to the Unaudited Condensed Financial Statements 3	7

Kreido Biofuels, Inc.
Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2018	2017

CURRENT ASSETS

Cash	$-	$-
Due from Related Party	-	3,973
Prepaid Expenses	-	2,000

Total Current Assets	-	5,973

TOTAL ASSETS	-	5,973

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	350	900
Note Payable - Short Term	-	4,208

Total Current Liabilities	350	5,108

LONG TERM LIABILITIES

Note Payable - Long Term	-	7,715

Total Long Term Liabilities	-	7,715

Total Liabilities	$350	$12,823

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, 0 shares issued and outstanding	-	-
Common stock; 300,000,000 shares authorized,
at $0.001 par value, 195,645,159
shares issued and outstanding, respectively	195,645	195,645
Additional paid-in capital	48,791,188	48,769,838
Accumulated Deficit	(48,987,183)	(48,972,333)

Total Stockholders' Deficit	(350)	(6,850)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$5,973

The accompanying notes are an integral part of these unaudited financial statements. 4

Kreido Biofuels, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-

EXPENSES
Professional Fees	3,825	-	12,850	800
General and administrative	-	-	2,000	660

Total Expenses	3,825	-	14,850	1,460

LOSS FROM OPERATIONS	(3,825)	-	(14,850)	(1,460)

NET LOSS	$(3,825)	$-	$(14,850)	$(1,460)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$-	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	195,645,159	-	195,645,159	195,645,159

The accompanying notes are an integral part of these unaudited financial statements

Kreido Biofuels, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(14,850)	$(1,460)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Change in due from- related party	3,973	-
Change in prepaid expenses	2,000	-
Change in accounts payable	(550)	1,460

Net Cash Used in Operating Activities	(9,427)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(11,923)	-
Proceeds from related party	21,350	-

Net Cash Provided by Financing Activities	9,427	-

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES	-	-

Forgiveness of related party debt	21,350	-

The accompanying notes are an integral part of these unaudited financial statements.

KREIDO BIOFUELS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

The Company filed a Form 10 with the Securities and Exchange Commission, which became effective May 8, 2018.

On June 5, 2018, the Company and its sole officer and director, G. Reed Petersen, entered into that certain Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which Mr. Petersen agreed to sell to certain purchasers an aggregate of 142,924,167 shares of common stock of the Company (the “Control Shares”), representing approximately 73% of the issued and outstanding stock of the Company, for aggregate cash consideration of $420,000 in accordance with the terms and conditions of the Stock Purchase Agreement.  The sale of the Control Shares consummated on June 29, 2018.

In connection with the sale of the Control Shares, G. Reed Petersen resigned from his positions as the sole executive officer and director of the Company, effective June 29, 2018, and Wai Lim Wong was appointed to fill the vacancies created by Mr. Petersen’s resignation, serving as the Company’s sole Director, Chief Executive Officer, Chief Financial Officer and Secretary.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

KREIDO BIOFUELS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Common Share

The following data show the amounts used in computing loss per share:

	For the	For the
	Six Months	Six Months
	Ended	Ended
	June 30, 2018	June 30, 2017

Loss from continuing operations
applicable to common
stockholders (numerator)	$ (14,850)	$ (1,460)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period (denominator)	195,645,159	195,645,159

Dilutive loss per share was not presented, as the Company had no common share equivalents for all periods presented that would affect the computation of diluted loss per share. In addition, the Company has experienced continuing losses, so inclusion of any common share equivalents would result in an anti-dilutive effect.

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of six months or less to be cash equivalents.  At June 30, 2018 and December 31, 2017, the Company did not have any cash and cash equivalents.

Stock-based compensation

The Company recognizes compensation expense for all stock-based compensation awards based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

KREIDO BIOFUELS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

 NOTE 3 - GOING CONCERN

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans, which raises substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

KREIDO BIOFUELS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $.001 par value. There were 195,645,159 and 195,645,159 shares of common stock outstanding at June 30, 2018 and December 31, 2017, respectively. There were no preferred shares outstanding during any periods presented.

2017 Equity Issuances

On November 10, 2017 the Company issued to a related party 142,924,167 shares of stock in conversion of $150,074 of debt and $21,435 of accounts payable – related party for payment of the Company’s expenses.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2018, the Company has a related party payable in the amount of $0. At the year ended December 31, 2017, the Company had a related party receivable in the amount of $3,973. As mentioned in Note 4, the Company issued 142,924,167 shares of common stock valued at $171,509 for conversion of debt and related party payables.  The related party payable is a shareholder in the Company. The related party payable of $21,435 was comprised of various accounts payable balances that the related party agreed to pay on behalf of the Company.  As of December 31, 2017, the related party had paid down $17,462 of the outstanding balances, leaving a receivable of $3,973.

During the six months ended June 30, 2018, a related party paid a total of $21,350 for professional fees and paying off outstanding note payable balances on behalf of the Company.

As of June 30, 2018, the Company has a payable to a related party of $0. On April 10, 2018, the related party, Reed Peterson, forgave his related party debt in the amount of $21,350. The forgiveness was recorded in additional paid-in capital.

NOTE 6 – NOTE PAYABLE

The Company issued a note payable to its transfer agent in November 2017 in the amount of $12,625 in satisfaction of past due amounts due to the transfer agent. The Note requires payments of $526 per month for 24 months and is non-interest bearing. On June 28, 2018, the Note was paid off in full.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were issued. There have been no subsequent events after June 30, 2018 for which disclosure is required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and Overview

Kreido Biofuels, Inc. (“Kreido Biofuels,” “we” or the “Company”) was incorporated on February 7, 2005 under the name Gemwood Productions, for the purpose of marketing and selling day spa services to tourists at resort destinations throughout Mexico. On November 2, 2006, we changed our name to Kreido Biofuels, Inc. in connection with the acquisition of  Kreido Laboratories, Inc., a California corporation,  and the disposition of the Gemwood Leasco, Inc. subsidiary,  through which entity the tourist business had been carried out. Kreido Laboratories was founded to develop proprietary technology for building micro-composite materials for electronic applications, and developed technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the pharmaceutical and special chemical industries.  In the first quarter of 2006, Kreido Labs elected to focus exclusively on the biodiesel industry. This business was not successful, and we sold the technology and related assets to an unrelated party on March 5, 2009. After that disposition, we sought unsuccessfully for another acquisition until the present time. In November of 2017, the Company discontinued operations of its subsidiary, Kreido Labs, Inc.

Our initial registration statement on Form SB-2, file number 333-140718, became effective on June 28, 2007.  Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2008, we continued to file annual and quarterly reports with the Securities and Exchange Commission on a voluntary basis through the quarter ended September 30, 2009.

In November 2017, our former majority shareholder and sole officer G. Reed Petersen approached the then sole officer and director offering to pay off the debt of the Company. Mr. Petersen paid the sum of $171,509 in consideration of 142,924,167 shares of stock of the Company. On March 2, 2018, the Company filed a registration statement on Form 10 with the Securities and Exchange Commission.  The registration statement on Form 10 became effective May 8, 2018.

On June 5, 2018, the Company and its sole officer and director, G. Reed Petersen, entered into that certain Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which Mr. Petersen agreed to sell to certain purchasers an aggregate of 142,924,167 shares of common stock of the Company (the “Control Shares”), representing approximately 73% of the issued and outstanding stock of the Company, for aggregate cash consideration of $420,000 in accordance with the terms and conditions of the Stock Purchase Agreement. The Stock Purchase Agreement was included as Exhibit 10.1 to that Amendment No. 1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018.

The sale of the Control Shares consummated on June 29, 2018. As a result, the purchasers hold a controlling interest in the Company and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

In connection with the sale of the Control Shares, G. Reed Petersen resigned from his positions as the sole executive officer and director of the Company, effective June 29, 2018.  Mr. Petersen’s departure was not due to any dispute or disagreement with the Company on any matter related to the Company’s operations, policies or practices.  Concurrently, the Board of Directors appointed Wai Lim Wong to fill the vacancies created by Mr. Petersen’s resignation, and to serve as the Company’s sole Director, Chief Executive Officer, Chief Financial Officer and Secretary.

Future Operating Plan

We continue to seek acquisition opportunities for the Company. We hope to acquire operating companies based in China, Hong Kong, or other Asian or Southeast Asian countries.  We are in initial discussions with several prospective acquisition candidates but have not entered into any binding arrangement with respect to any such candidate.   Prospective candidates may be affiliated with current management or significant shareholders.

Our acquisition strategy will be to assess a broad range of potential business combination targets and complete an business combination.   In doing so, we will evaluate the historical financial statements of the target, its management, and projected future results. In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us.

Our sole officer and director presently has, and in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if our officer and director becomes aware of a business combination opportunity which is suitable for an entity to which he has then-current fiduciary or contractual obligations, he will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officer/director will materially affect our ability to complete a business combination.

Our executive officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combination targets and monitoring the related due diligence.

Our executive officer may participate in the formation of, or become an officer or director of, any other blank check company with a class of securities registered under the Exchange Act.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and six month periods ended June 30, 2018 and 2017.

Revenues. The Company generated revenues of $-0- during the three and six months ended June 30, 2018 as compared to $-0- for the three and six months ended June 30, 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2018 were $3,825, consisting entirely of professional fees, compared to $0 for the same period ended June 30, 2017. The increase is mainly the result of an increase in professional expenses.

For the six months ended June 30, 2018, we incurred selling, general and administrative expenses of $14,850, as compared to $1,460 for the same period ended June 30, 2017.  SG&A consisted of professional fees and general and administrative fees.  The increase in SG&A resulted from increased professional and general and administrative fees arising from the sale of the Control Shares.  We expect SG&A to increase as we continue our process of identifying prospective acquisition targets and hopefully successfully consummate such an acquisition.

Other Income (Expense). The Company had net other expenses of $ -0- for the three and six months ended June 30, 2018 compared to $ -0- during the three and six months ended June 30, 2017.

Net Loss.  For the three months ended June 30, 2018, the Company had a net loss of $3,825, as compared to $0 for the same period ended June 30, 2017.   The Company had a net loss of $14,850 for the six months ended June 30, 2018 compared to a $1,460 net loss during the six months ended June 30, 2017. The increase in net loss was due to the increase in professional fees and general and administrative fees incurred by the Company.

Liquidity and Capital Resources

As of June 30, 2018, our primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

Going Concern Uncertainties.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at June 30, 2018 of $350 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern.  Until we successfully consummate an acquisition with an operating company, we expect to continue to incur net losses.  Depending upon the financial profile of our acquired company, we may continue in our net loss position even after the acquisition of an operating company.  With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Net Cash Used in Operating Activities.

For the six months ended June 30, 2018, net cash used in operating activities was $9,427, which consisted primarily of a net loss of $14,850, offset by an increase in funds due from a related party of $3,973 and an increase in prepaid expenses of $2,000.

For the six months ended June 30, 2017, net cash used in operating activities was $0, which consisted primarily of a net loss of $1,460, offset by an increase in accounts payables of $1,460.

Net Cash Used In/Provided By Investing Activities.

There was no net cash used in or provided by investing activities during the three and six months ended June 30, 2018.

Net Cash Used in Financing Activities.

For the six months ended June 30, 2018, net cash provided by financing activities was $9,427, consisting primarily of proceeds of $21,350 from G. Reed Petersen, our former sole executive officer and director, offset by repayments of $11,923 on an outstanding note payable.

For the six months ended June 30, 2017, net cash provided by financing activities was $0.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

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

As of June 30, 2018,  we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member. We do not have a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with purchasers and suppliers. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIESAND USE OF PROCEEDS

             None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of KREIDO BIOFUELS, INC. (1)
3.2	Amended and Restated Bylaws of KREIDO BIOFUELS, INC. (2)

31.1	Certification by Chief Executive Officer, Wai Lim Wong, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, Wai Lim Wong, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer, Wai Limg Wong, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer, Wai Lim Wong, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006

(2) Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KREIDO BIOFUELS, INC.
Date: August 1, 2018	By: /s/ Wai Lim Wong __________________
Wai Lim Wong
Chief Executive Officer