Form 10-Q
period 2018-09-30
Kreido Biofuels, Inc.
filed 2018-11-13
CIK 1342219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [X]

Emerging Growth Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ]

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 9, 2018, the Company had outstanding 195,645,159 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of September 30, 2018.

ITEM 1.FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

CONTENTS
Condensed Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited)	2
Condensed Statements of Operations for the three and nine month periods ended September 30, 2018 and 2017 (unaudited)	3
Condensed Statements of Cash Flows for the nine month periods ended September 30, 2018 and 2017 (unaudited)	4
Notes to the Unaudited Condensed Financial Statements	5

Kreido Biofuels, Inc.
Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2018	2017

CURRENT ASSETS

Cash	$-	$-
Due from Related Party	-	3,973
Prepaid Expenses	-	2,000

Total Current Assets	-	5,973

TOTAL ASSETS	-	5,973

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	-	900
Related Party Payable	8,787	-
Note Payable - Short Term	-	4,208

Total Current Liabilities	8,787	5,108

LONG TERM LIABILITIES

Note Payable - Long Term	-	7,715

Total Long-Term Liabilities	-	7,715

Total Liabilities	$8,787	$12,823

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, 0 shares issued and outstanding	-	-
Common stock; 300,000,000 shares authorized,
at $0.001 par value, 195,645,159
shares issued and outstanding, respectively	195,645	195,645
Additional paid-in capital	48,791,188	48,769,838
Accumulated Deficit	(48,995,620)	(48,972,333)

Total Stockholders' Deficit	(8,787)	(6,850)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$5,973

The accompanying notes are an integral part of these unaudited financial statements.

Kreido Biofuels, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-

EXPENSES
Professional Fees	7,732	-	20,082	800
General & Administrative Expense	705	-	3,205	660

Total Expenses	8,437	-	23,287	1,460

LOSS FROM OPERATIONS	(8,437)	-	(23,287)	(1,460)

LOSS BEFORE INCOME TAXES	(8,437)	-	(23,287)	(1,460)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(8,437)	$-	$(23,287)	$(1,460)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$-	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	195,645,159	195,645,159	195,645,159	195,645,159

The accompanying notes are an integral part of these unaudited financial statements 5

Kreido Biofuels, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(23,287)	$(1,460)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Change in account payable - related party	8,787	-
Change in prepaid expenses	2,000	-
Change in related party receivable	3,973	-
Change in accounts payable	(900)	1,460

Net Cash Used in
Operating Activities	(9,427)	-

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(11,923)	-
Proceeds from related party	21,350	-

Net Cash Provided by
Financing Activities	9,427	-

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES	-	-

Forgiveness of related party debt	$21,350	$-

The accompanying notes are an integral part of these unaudited financial statements.

 KREIDO BIOFUELS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Fair Value of Financial Instruments

Financial instruments, including accounts payable are carried at amounts, which reasonably approximate their fair value due to the short-term nature of these amounts.

 KREIDO BIOFUELS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Loss per Common Share

The following data show the amounts used in computing loss per share:

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Loss from continuing operations
applicable to common
stockholders (numerator)	$ (8,437)	-	$ (23,287)	$ (1,460)

Weighted average number of
common shares outstanding
used in loss per share calculation
during the period (denominator)	195,645,159	195,645,159	195,645,159	195,645,159

Dilutive loss per share was not presented, as the Company had no common share equivalents for all periods presented that would affect the computation of diluted loss per share. In addition, the Company has experienced continuing losses, so inclusion of any common share equivalents would result in an anti-dilutive effect.

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  At September 30, 2018 and December 31, 2017, the Company did not have any cash and cash equivalents.

Stock-based compensation

The Company recognizes compensation expense for all stock-based compensation awards based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

 KREIDO BIOFUELS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $.001 par value. There were 195,645,159 and 195,645,159 shares of common stock outstanding at September 30, 2018 and December 31, 2017, respectively. There were no preferred shares outstanding during any periods presented.

2017 Equity Issuances

On November 10, 2017 the Company issued to a related party 142,924,167 shares of stock in conversion of $150,074 of debt and $21,435 of accounts payable – related party for payment of the Company’s expenses.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2018, the Company has a related party payable in the amount of $8,787. At the year ended December 31, 2017, the Company had a related party receivable in the amount of $3,973. As mentioned in Note 4, the Company issued 142,924,167 shares of common stock valued at $171,509 for conversion of debt and related party payables of $21,435.  The related party payable is a shareholder in the Company. The related party

 KREIDO BIOFUELS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

payable of $21,435 was comprised of various accounts payable balances that the related party agreed to pay on behalf of the Company.  As of December 31, 2017, the related party had paid down $17,462 of the outstanding balances, leaving a receivable of $3,973.

NOTE 6 – NOTE PAYABLE

The Company issued a note payable to its transfer agent in November 2017 in the amount of $12,625 in satisfaction of past due amounts due to the transfer agent. The Note requires payments of $526 per month for 24 months and is non-interest bearing. On June 28, 2018, the Note was paid off in full.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were issued. There have been no subsequent events after September 30, 2018 for which disclosure is required.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine month periods ended September 30, 2018 and 2017.

Revenues. The Company generated revenues of $-0- during the three and nine months ended September 30, 2018 as compared to $-0- for the three and nine months ended September 30, 2017.

Operating Expenses. Operating expenses for the three months ended September 30, 2018 were $8,437, consisting primarily of professional fees, compared to $0 for the same period ended September 30, 2017. The increase is mainly the result of an increase in legal and professional expenses.

For the nine months ended September 30, 2018, we incurred operating expenses of $23,287, as compared to $1,460 for the same period ended September 30, 2017.  Operating expenses consisted of professional fees and general and administrative fees.  The increase in operating expenses resulted from increased professional and general and administrative fees arising from the sale of the Control Shares. The filing of the Company’s Form 10, also added to the increased professional fees. We expect operating expenses to increase as we continue our process of identifying prospective acquisition targets and hopefully successfully consummate such an acquisition.

Other Income (Expense). The Company had net other expenses of $ -0- for the three and nine months ended September 30, 2018 compared to $ -0- during the three and nine months ended
September 30, 2017.

Net Loss.  For the three months ended September 30, 2018, the Company had a net loss of $8,437, as compared to $0 for the same period ended September 30, 2017.   The Company had a net loss of $23,287 for the nine months ended September 30, 2018 compared to a $1,460 net loss during the nine months ended September 30, 2017. The increase in net loss was due to the increase in professional fees and general and administrative fees incurred by the Company.

Liquidity and Capital Resources

As of September 30, 2018, our primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

Going Concern Uncertainties.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at September 30, 2018 of ($8,787) and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern.  Until we successfully consummate an acquisition with an operating company, we expect to continue to incur net losses.  Depending upon the financial profile of our acquired company, we may continue in our net loss position even after the acquisition of an operating company.  With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

There is presently no agreement in place with any source of financing for the Company and we cannot assure you that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms.  Funds raised through future equity financing will likely be substantially dilutive to current shareholders.  Lack of additional funds will materially affect the Company and its business and may cause us to cease operations.  Consequently, shareholders could incur a loss of their entire investment in the Company.

Net Cash Used in Operating Activities.

For the nine months ended September 30, 2018, net cash used in operating activities was $9,427, which consisted primarily of a net loss of $23,287, offset by an increase in related party payables of $8,787, a decrease in due from relate party of $3,973 and an increase in prepaid expenses of $2,000.

For the nine months ended September 30, 2017, net cash used in operating activities was $0, which consisted primarily of a net loss of $1,460, offset by an increase in accounts payables of $1,460.

Net Cash Used In/Provided By Investing Activities.

There was no net cash used in or provided by investing activities during the nine months ended September 30, 2018, and 2017.

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2018, net cash provided by financing activities was $9,427, consisting primarily of proceeds of $21,350 from G. Reed Petersen, our former sole executive officer and director, offset by repayments of $11,923 on an outstanding note payable.

For the nine months ended September 30, 2017, net cash provided by financing activities was $0.

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

As of September 30, 2018, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member. We do not have a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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
15

(1)

Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006.

(2)

Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KREIDO BIOFUELS, INC.
Date: November 12, 2018	By: /s/ Wai Lim Wong __________________
Wai Lim Wong
Chief Executive Officer