Form 10-K
period 2018-12-31
Kreido Biofuels, Inc.
filed 2019-04-16
CIK 1342219

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended:  December 31, 2018

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000-55909

KREIDO BIOFUELS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3240178
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 1010-15, 10/F, Tower B, New Mandarin Plaza, 14 Science Museum Road, Tsim Sha Tsui East, KLN, H.K.
(Address of principal executive offices) (Zip Code)

+852 9862 6962

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes []  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No []

Indicate by checkmark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).[  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.   :

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth  company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]    No []

As of December 31, 2018, the Company had outstanding 195,645,159 shares of common stock, par value $0.001 per share.  Of those, 118,720,992 shares were held by non-affiliates of the registrant.  As of June 30, 2018, the aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $118,721 based on the closing price of the Company’s common stock as quoted on the OTC Markets on that date.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).

Not Applicable.

TABLE OF CONTENTS

Item Number and Caption

Page

Item 1 Description Of Business

4

Item 1A. Risk Factors

6

Item 1B.

Unresolved Staff Comments

6

Item 2.

Properties

6

Item 3.

Legal Proceedings

7

Item 4.

Mine Safety Disclosures

7

Part II

7

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

7

Item 6.

Selected Financial Data

7

Item 7.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

8

Item 8   Financial Statements And Supplementary Data

11

Item 9.

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

20

Item 9B.

Other Information

22

Part III

22

Item 10.

Directors, Executive Officers, And Corporate Governance

22

Item 11.

Executive Compensation

23

Item 12.

Security Ownership Of Certain Beneficial Owners And Management And Related
Stockholder Matters

24

Item 13.

Certain Relationships And Related Transactions, And Director Independence

25

Item 14.

Principal Accountant Fees And Services

25

Part IV

26

Item 15.

Exhibits And Financial Statement Schedules

26

Signatures

27

ITEM 1

DESCRIPTION OF BUSINESS

Business Development

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof.  Kreido Biofuels expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K. Readers should carefully review the other documents the Company files with  the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q, the Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.

Background

Kreido Biofuels, Inc. (“Kreido Biofuels,” “we” or the “Company”) was incorporated on February 7, 2005, under the name Gemwood Productions, for the purpose of marketing and selling day spa services to tourists at resort destinations throughout Mexico. On November 2, 2006, we changed our name to Kreido Biofuels, Inc. in connection with the acquisition of Kreido Laboratories, Inc., a California corporation, and the disposition of the Gemwood Leasco, Inc. subsidiary,  through which entity the tourist business had been carried out. Kreido Laboratories was founded to develop proprietary technology for building micro-composite materials for electronic applications, and developed technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the pharmaceutical and special chemical industries.  In the first quarter of 2006, Kreido Labs elected to focus exclusively on the biodiesel industry. This business was not successful, and we sold the technology and related assets to an unrelated party on March 5, 2009. After that disposition, we sought unsuccessfully for another acquisition until the present time. In November of 2017, the Company discontinued operations of its subsidiary, Kreido Labs, Inc.

Our registration statement on Form SB-2, file number 333-140718, became effective on June 28, 2007.  Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2008, we continued to file annual and quarterly reports with the Securities and Exchange Commission on a voluntary basis through the quarter ended September 30, 2009.  On February 16, 2009, we elected to terminate our registration and our election to file periodic reports.  On March 2, 2018, we filed a Form 10 and the registration became effective on May 1, 2018.

Our current business will be to seek to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Our acquisition strategy will be to assess a broad range of potential business combination targets and complete a business combination.   In doing so, we will evaluate the historical financial statements of the target, its management, and projected future results. In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us.

We are not prohibited from pursuing a business combination with a company that is affiliated with our management, but we have no plans to do so. We do not plan to retain a significant equity position after closing of any acquisition and management does not plan to continue as part of the new management team.

We have not selected any specific business combination target. Our sole officer and director presently has, and in the future may have additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if our officer and director becomes aware of a business combination opportunity which is suitable for an entity to which he has then-current fiduciary or contractual obligations, he will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officer/director will materially affect our ability to complete our business combination.

Our executive officer is not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combination targets and monitoring the related due diligence.

Our executive officer may participate in the formation of, or become an officer or director of, any other blank check or shell company with a class of securities registered under the Exchange Act, but in that event, all opportunities will be presented to the Company first.

Our Business

We are a company incorporated as a Nevada corporation  and with the business purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our business combination using only our capital stock, debt or a combination of stock and debt.

The issuance of additional shares of our stock in a business combination:

•         may significantly dilute the equity interest of investors;

•         may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•         could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•         may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•         may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•         default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•         acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•         our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•        our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•         our inability to pay dividends on our common stock;

•        using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•         limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•         increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•         limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2018, we had $0 in cash. Further, we expect to incur significant costs in the pursuit of our acquisition plans, which could be funded by advances from management. We cannot assure you that our plans to raise capital or to complete our business combination will be successful.

Principal Products

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

Our acquisition strategy will be to assess a broad range of potential business combination targets and complete a business combination.  In doing so, we will evaluate the historical financial statements of the target, its management, and projected future results.  In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us.

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

Our executive officer is not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combination targets and monitoring the related due diligence.

Our executive officer may participate in the formation of, or become an officer or director of, any other blank check company with a class of securities registered under the Exchange Act.

Reports to Security Holders

We are filing this Report with the Securities and Exchange Commission (“SEC”) and will file reports, including quarterly and annual reports, with the Commission pursuant to Section 12(b) or (g) of the Exchange Act.  These reports and any other materials filed with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  We file our reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is www.sec.gov.

ITEM 1A

RISK FACTORS

Not applicable.

ITEM 1B  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2  PROPERTIES

We use a minimal amount of office space provided by our officer. We expect that we will not need dedicated office space until such time as we obtain revenues.

ITEM 3  LEGAL PROCEEDINGS

As of the date of this Report, there is no litigation pending or threatened by or against us.  However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business.  Such claims, even if not meritorious, would result in the expenditure by us of significant financial and managerial resources.

ITEM 4  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “KRBF”.  Trading in our common stock on the OTCQB has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.  Set forth below is the range of high and low bid information for each quarter within the last two fiscal years as provided by the OTC Markets website:

Quarter	High	Low
2018 Fourth Quarter	$0.0287	$0.0248
2018 Third Quarter	$0.0525	$0.0395
2018 Second Quarter	$0.0239	$0173
2018 First Quarter	$0.0035	$0.0031
2017 Fourth Quarter	$0.0015	$0.0012
2017 Third Quarter	$0.0006	$0.0006
2017 Second Quarter	$0.0007	$0.0007
2017 First Quarter	$0.0007	$0.0007

Holders

As of December 31, 2018, we had approximately 113 shareholders of record of our common stock.

Dividends

We have not paid any cash dividends to our shareholders since our inception on February 7, 2005.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  There are no material restrictions limiting, or that are likely to limit, our ability to pay cash dividends on our common stock.  We have no present intention to pay cash dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Report, we do not have a compensation plan under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

 None

Stock Repurchase

As of the date of this Report, we do not have a stock repurchase plan.

ITEM 6

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and Overview

Kreido Biofuels, Inc. (“Kreido Biofuels,” “we” or the “Company”) was incorporated on February 7, 200,5 under the name Gemwood Productions, for the purpose of marketing and selling day spa services to tourists at resort destinations throughout Mexico. On November 2, 2006, we changed our name to Kreido Biofuels, Inc. in connection with the acquisition of Kreido Laboratories, Inc., a California corporation, and the disposition of the Gemwood Leasco, Inc. subsidiary, through which entity the tourist business had been carried out.  Kreido Laboratories was founded to develop proprietary technology for building micro-composite materials for electronic applications, and developed technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the pharmaceutical and special chemical industries.  In the first quarter of 2006, Kreido Labs elected to focus exclusively on the biodiesel industry. This business was not successful, and we sold the technology and related assets to an unrelated party on March 5, 2009. After that disposition, we sought unsuccessfully for another acquisition until the present time. In November of 2017, the Company discontinued operations of its subsidiary, Kreido Labs, Inc.

Our initial registration statement on Form SB-2, became effective on June 28, 2007.  Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2008, we continued to file annual and quarterly reports with the Securities and Exchange Commission on a voluntary basis through the quarter ended September 30, 2009.

In November 2017, our former majority shareholder and sole officer G. Reed Petersen approached the then sole officer and director offering to pay off the debt of the Company. Mr. Petersen paid the sum of $171,509 in consideration of 142,924,167 shares of stock of the Company. On March 2, 2018, the Company filed a registration statement on Form 10 with the Securities and Exchange Commission.  The registration statement on Form 10 became effective May 1, 2018.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended 2018 and 2017.

Revenues. The Company generated revenues of $-0- during the year ended December 31, 2018 as compared to $-0- for the year ended December 31, 2017.

Operating Expenses.  Operating expenses for the year ended December 31, 2018 were $38,958, consisting primarily of professional fees, compared to $22,410 for the year ended December 31, 2017.  The increase is mainly the result of an increase in legal and professional expenses.

Operating expenses consisted of professional fees and general and administrative fees.  The increase in operating expenses resulted from increased professional and general and administrative fees arising from the sale of the Control Shares. The filing of the Company’s Form 10 also added to the increased professional fees.  We expect operating expenses to increase as we continue our process of identifying prospective acquisition targets and hopefully successfully consummate such an acquisition.

Other Income (Expense). The Company had net other income of $ -0- for the year ended December 31, 2018 compared to $ 7,416 during the year ended December 31, 2017.

Net Loss.  For the year ended December 31, 2018, the Company had a net loss of $38,958, as compared to $14,994 for the year ended December 31, 2017. The increase in net loss was due to the increase in professional fees and general and administrative fees incurred by the Company.

Liquidity and Capital Resources

As of December 31, 2018, our primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

Going Concern Uncertainties.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at December 31, 2018 of ($24,458) and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern.  Until we successfully consummate an acquisition with an operating company, we expect to continue to incur net losses.  Depending upon the financial profile of our acquired company, we may continue in our net loss position even after the acquisition of an operating company.  With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

There is presently no agreement in place with any source of financing for the Company, and we cannot be assured that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms.  Funds raised through future equity financing will likely be substantially dilutive to current shareholders.  Lack of additional funds will materially affect the Company and its business and may cause us to cease operations.  Consequently, shareholders could incur a loss of their entire investment in the Company.

Net Cash Used in Operating Activities.

For the year ended December 31, 2018, net cash used in operating activities was $9,427, which consisted primarily of a net loss of $38,958, and increase in account payable of $11,325, an increase in related party payables of $12,233, an increase in notes payable - short term of $3,973 and an increase in prepaid expenses of $2,000.

For the year ended December 31, 2017, net cash used in operating activities was $20,733, which consisted primarily of a net loss of $14,994, a decrease in gain on discontinued operations of $1,616, a decrease in prepaid expenses of 2,000, a decrease in notes payable- short term of $3,973, a decrease due from relate party of $1,382.

Net Cash Used In/Provided By Investing Activities.

There was no net cash used in or provided by investing activities during the year ended December 31, 2018, and 2017.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2018, net cash provided by financing activities was $9,427, consisting primarily of proceeds of $21,350 from a related party, offset by repayments of $11,923 on an outstanding note payable.

For the year ended December 31, 2017, net cash provided by financing activities was $20,733, consisting primarily of proceeds of $21,435 from a related party, offset by repayments of $702 on an outstanding note payable.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Kreido Biofuels, Inc.

Salt Lake City, Utah 84109

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kreido Biofuels, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 15, 2019

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kreido Biofuels, Inc.
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2018	2017
CURRENT ASSETS
Cash	$-	$-
Due from Related Party	-	3,973
Prepaid Expenses	-	2,000

Total Current Assets	-	5,973

TOTAL ASSETS	-	5,973

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	12,225	900
Related Party Payable	12,233	-
Note Payable - Short Term	-	4,208

Total Current Liabilities	24,458	5,108

LONG TERM LIABILITIES
Note Payable - Long Term	-	7,715
	-
Total Long Term Liabilities	-	7,715

Total Liabilities	$24,458	$12,823

STOCKHOLDERS' DEFICIT
Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, 0 shares issued and outstanding	-	-
Common stock; 300,000,000 shares authorized,
at $0.001 par value, 195,645,159
shares issued and outstanding	195,645	195,645
Additional paid-in capital	48,791,188	48,769,838
Accumulated Deficit	(49,011,291)	(48,972,333)
Total Stockholders' Deficit	(24,458)	(6,850)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$5,973

The accompanying notes are an integral part of these consolidated financial statements.

Kreido Biofuels, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2018	2017

REVENUES	$-	$-

EXPENSES
Professional Fees	34,342	2,400
General and administrative	4,616	20,010
Total operating expenses	38,958	22,410

OTHER INCOME/EXPENSE

Gain on settlement of debt	-	(1,616)

Total other income/(expense)	-	(1,616)

Total Expenses	38,958	20,794

LOSS FROM CONTINUING OPERATIONS	(38,958)	(20,794)

Gain from discontinued operations	-	5,800

NET INCOME FROM DISCONTINUED OPERATIONS	-	5,800

LOSS BEFORE INCOME TAXES	(38,958)	(14,994)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(38,958)	$(14,994)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED LOSS PER SHARE FOR DISCONTINUED OPERATIONS	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	72,691,218	72,691,218

The accompanying notes are an integral part of these consolidated financial statements

Kreido Biofuels, Inc.
Consolidated Statements of Cash Flows
	For the Years Ended
	December 31,
	2018	2017
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(38,958)	$(14,994)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on discontinued operations	-	1,616
Changes in operating assets and liabilities:
Change in prepaid expenses	2,000	(2,000)
Change in notes payable - Short term	3,973	(3,973)
Change in accounts payable related party	12,233	(1,382)
Change in accounts payable	11,325	-

Net Cash Used in
Operating Activities	(9,427)	(20,733)

CASH FLOWS
FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on note payable	(11,923)	(702)
Proceeds from related party	21,350	21,435

Net Cash Provided by
Financing Activities	9,427	20,733

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for debt	-	150,074
Conversion of accounts payable to note payable	-	12,625
Gain on forgiveness of debt	21,350	-
Stock issued for accounts payable – related party	-	21,435

The accompanying notes are an integral part of these consolidated financial statements.

Kreido Biofuels, Inc.
Consolidated Statement of Stockholders' Deficit

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2016	$52,720,992	$52,721	$48,741,253	$(48,957,339)	$(163,365)

Stock issued for notes payable and accounts payable	142,924,167	142,924	28,585	-	171,509

Net loss for the year December 31, 2017	-	-	-	(14,994)	(14,994)

Balance, December 31, 2017	$195,645,159	$195,645	$48,769,838	$(48,972,333)	$(6,850)

Gain on forgiveness of related party debt	-	-	21,350	-	21,350

Net loss for the year December 31, 2018	-	-	-	(38,958)	(38,958)

Balance, December 31, 2018	$195,645,159	$195,645	$48,791,188	$(49,011,291)	$(24,458)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

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

Principles of Consolidation

The accompanying consolidated financial statements for the years ended December 31, 2018 and 2017 include the accounts of the Company and its wholly-owned subsidiary, Kreido Laboratories, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year.

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  At December 31, 2018 and 2017, cash and cash equivalents include cash on hand and cash in the bank.

Stock-based compensation

The Company recognizes compensation expense for all stock-based compensation awards based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018 there were no deferred taxes as there was a full valuation allowance due to the uncertainty of the realization of net operating loss carry forward prior to expiration.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Rules and interpretative releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $.0001 par value. There were 195,645,159 shares of common stock outstanding at December 31, 2018 and 2017, respectively. There were no preferred shares outstanding during any periods presented.

2017 Equity Issuances

On November 10, 2017, the Company issued to a related party 142,924,167 shares of stock in conversion of $150,074 of debt and $21,435 of accounts payable – related party for payment of the Company’s expenses.

2018

During 2018, a related party forgave an outstanding balance of $21,350 and the forgiveness of related party debt was recorded in additional paid-in capital.

NOTE 5 – INCOME TAXES

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“the Tax Act”) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax.

We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, no later than 2018.

The cumulative tax effect at the expected rate of 21% as of December 31, 2018 and 35% as of December 31, 2017 of significant items comprising our net deferred tax amount is as follows:

	2018	2017
Net operating loss carryover	49,011,291	$ 48,972,333
Deferred tax asset	10,292,371	17,140,316
Impact of rate changes	-	(6,854,026)
Less: valuation allowance	(10,292,371)	(10,286,290)
Net deferred tax asset	$ -	$ -

At December 31, 2018, the Company had net operating loss carry forwards of approximately $49,011,291 that may be offset against future taxable income. The Tax Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

 No tax benefit has been reported in the December 31, 2018, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years.  The last three years of tax returns are open for examination by taxing authorities.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2018, the Company has a related party payable in the amount of $12,233. At the year ended December 31, 2017, the Company had a related party receivable in the amount of $3,973. As mentioned in Note 4, the Company issued 142,924,167 shares of common stock valued at $171,509 for conversion of debt and related party payables.  The related party payable is a shareholder in the Company. The related party payable of $21,435 was comprised of various accounts payable balances that the related party agreed to pay on behalf of the Company.  As of December 31, 2017, the related party had paid down $17,462 of the outstanding balances, leaving a receivable of $3,973.

During 2018,, a related party paid a total of $21,350 for professional fees and paying off outstanding note payable balances on behalf of the Company.  The related party forgave the entire amount of $21,350 and the forgiveness of related party debt was recorded in additional paid-in capital.

NOTE 7– NOTE PAYABLE

The Company issued a note payable to its transfer agent in November 2017 in the amount of $12,625 in satisfaction of past due amounts due to the transfer agent. The Note requires payments of $526 per month for 24 months and is non-interest bearing. On June 28, 2018, the Note was paid off in full.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2018 through the date the financial statements were issued and there have been no subsequent events for which disclosure is required.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

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

As of December 31, 2018, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member. We do not have a formal audit committee.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Set forth below is the name and age of each of our directors and executive officers as of December 31, 2018, together with all positions and offices held by them, the term of office and the period during which they have served.  All directors hold office for one year or until their successors are elected or appointed at the next annual meeting of our shareholders.  Our officers are appointed by our board of directors and hold office until their resignation or removal from office. The names, ages and positions of our directors and executive officers as of December 31, 2018, are as follows:

NAME	AGE	POSITION	APPOINTED	TERM
G. Reed Peterson	73	Former Chairman of the Board of Directors Former President		Resigned June 5, 2018
Wai Lim Wong	46	Chief Executive Officer Chief Financial Officer Secretary Director	June 5, 2018

The following is a brief account of the education and business experience during the past five years of our directors and officers, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Wai Lim Wong, CEO, CFO, Secretary and Sole Director.  Wai Lim Wong has served as the Director and President of ABV Consulting Limited since June 2016. Mr. Wong served as the Sales & Marketing Manager at Keymax International Development Company Limited, a customer sourcing and management company focused in the money lending industry, since April 2014. Prior to joining Keymax International Development Company, Mr. Wong was an investor with Wing Fung Marine Products Limited, a seafood cultivation company based in China focused on abalones and prawns, from August 2009 to March 2014. Mr. Wong has had a broad range of sales and marketing experience for environmental products such as air purifying systems, cleaning products and energy saving products. From April 2007 to July 2009, he served as a project manager for Tomi Fuji Corporation Limited. Mr. Wong was a sales manager for Goash Health Products Company (China) from June 1990 to 2004. Mr. Wong brings to our board his sales and marketing and general business experience.

As our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer, Mr. Wong is responsible for the general direction of our business development including day-to-day management of business affairs.

Significant Employees

As of December 31, 2018, we did not have any employees who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships among directors or executive officers.

Involvement in Certain Legal Proceedings

Mr. Wong has not been involved in any legal proceedings that are material to an evaluation of his ability or integrity.

None of our directors or officers has filed any bankruptcy petition.

None of our directors or officers has been the subject of any order, judgment, or decree permanently or temporarily enjoining him from, or otherwise limiting, them from acting as a futures commission, merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, or any other person regulated by the Commodity Futures Trading Commission, or an associated person of such, or as an investment adviser, underwriter, broker or dealer in securities or as an affiliated person, director or employee of an investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws. None of our directors or officers has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of securities or banking activities.

None of our directors or officers has been convicted of violating a federal or state securities or commodities law.

None of our directors or officers has been subject or a party to any sanction or order of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent.

Code of Ethics

 Our Company has not adopted a Code of Ethics

Board of Directors

As of the date of this Report, we have one director on our board: Wai Lim Wong.  The director is not considered to be independent.  We plan to appoint additional independent directors to our board and committees in the future.  Our directors are reimbursed for expenses, if any, but our current director does not currently receive compensation.  Our board of directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date,  no security holders have made any such recommendations.  Our directors perform all functions that would otherwise be performed by committees.  Given the present size of our board, it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee

As sole director, Mr. Wong performs the function of an audit committee and is not considered to be independent.  If we find a business opportunity, we may appoint additional independent directors to our board and committees in the future.  We do not have any independent board members on our audit committee who are financial experts.  We do not have an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.

Corporate Governance

As of the date of this Report, no material changes were made to the procedures by which security holders may recommend nominees to our board of directors.

Compliance with Section 16(a) of the Exchange Act

To the best of our knowledge based on the available information as of December 31, 2018, all our executive officers and directors and persons who own more than 10% of a registered class of our equity securities filed all Section 16(a) reports with the SEC in a timely manner and provided us with copies of initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3, 4, 5 and amendments thereto respectively in accordance with the requirements of the Section 16(a) of the Exchange Act.

ITEM 11  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding our officers, directors and employees' annual and long-term compensation for the fiscal years ended December 31, 2018 and 2017.  We do not currently have any employment related benefits, such as health or life insurance, available for our officers, directors and employees.  Our directors, officers and employees do not currently receive any long-term compensation.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus	Options Awards	All Other Compensation	Total ($)
G. Reed Peterson Former President and Chairman	2018 2017	$ $	0 0	0 0	0 0	0 0	0 0
Wai Lim Wong Current CEO, CFO and Director	2018 2017	$ $	0 0	0 0	0 0	0 0	0 0

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors or employees in the event of retirement at normal retirement date.

No remuneration is proposed to be paid in the future either directly or indirectly by us to any officer or director.

Employment Agreements

None

Compensation of Directors

None

Stock Option Grants

As of the date of this Report, we have not granted any stock options.  We have not adopted any equity compensation plans since our inception.

Compensation Committee

Kreido Biofuels, Inc. has not yet provided any compensation to its directors in the fiscal year ended December 31, 2018. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future. Prior to the Share Purchase, G. Reed Petersen, the sole director and officer of the Company was not receiving compensation for his services.

Indemnification

Nevada law and the Company’s Bylaws provide that the Company will indemnify, to the fullest extent permitted by applicable law, any person, and the estate and personal representative of any such person, against all liability and expense (including attorneys’ fees and costs of litigation) incurred by reason of the fact that such person is or was a director or officer of the Company or, while servicing as a director or officer of the Company, is or was serving at the request of the Company as a director, officer, partner, trustee, employee, fiduciary, or agent of, or in any similar managerial or fiduciary position of, another domestic or foreign corporation or other entity or of an employee benefit plan.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2018, with respect to the beneficial ownership of our common stock by (1) each director, (2) each executive officer, (3) each significant employee, (4) our directors and officers as a group, (5) and each person known by us to own beneficially more than 5% of our common stock.  Under relevant provisions of the Exchange Act, a person is deemed to be a “beneficial owner” of a security if he or she has, or shares, the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.  More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 195,645,159 outstanding shares of our common stock as of December 31, 2018.

Class of Stock	Name of Beneficial Owner (1)	Number of Common Shares	Percentage of Class
Common shares	Wai Lim Wong, CFO, CEO, President, Director	0	0%
Common shares	Chu Ju Dou	55,485,542	28.36%
Common shares	Chao Zhang	21,438,625	10.96%
	Officers and Directors as a Group	76,924,167	39.32%

Changes in Control

As of the date of this Report, our management is unaware of any existing or anticipated contract or arrangement, the operation of which may, at a subsequent date, result in a changes in our control.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None

Director Independence

As of the date of this Report, we have one director on our board, Wai Lim Wong, who is not considered to be independent.  We plan to appoint additional independent directors to our board and committees in the future.  We do not have any independent board members or an audit committee considered to be financial experts.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our auditor for services rendered during the fiscal years ended December 31, 2018 and 2017, are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2018	Fiscal year ended December 31, 2017

Audit fees (1)	$7,000	$4,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$7,000	$ 4,000

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)

All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Our board of directors performs the function of an audit committee.  Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain minimum standards.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this Report:

Exhibit No.	Description

3.1	Certificate of Incorporation and Bylaws(1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1	Rule 1350 Certification of Principal Executive and Financial Officer

101.INS (2)	XBRL Instance

101.SCH (2)	XBRL Taxonomy Extension Schema

101.CAL (2)	XBRL Taxonomy Extension Calculation

101.DEF (2)	XBRL Taxonomy Extension Definition

101.LAB (2)	XBRL Taxonomy Extension Labels

101.PRE (2)	XBRL Taxonomy Extension Presentation

(1)

Filed with the SEC on November 3, 2006, as an exhibit, numbered as indicated above, to the Current Report on Form 8-K, which exhibit is incorporated herein by reference.

(2)

XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  04/16/19

KREIDO BIOFUELS, INC.

By /s/ Wai Lim Wong

Name: Wai Lim Wong

Title: President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wai Lim Wong

Dated:

04/16/19

Wai Lim Wong

President, CEO, CFO, Secretary, Treasurer

Principal Accounting Officer, Director