Form 10-Q
period 2019-03-31
Kreido Biofuels, Inc.
filed 2019-05-15
CIK 1342219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 31, 2019, the Company had outstanding 195,645,159 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of March 31, 2019.

ITEM 1.FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

CONTENTS
Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (unaudited)	4
Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2019 and 2018 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2019 and 2018 (unaudited)	6
Statements of Stockholders’ Deficit as of March 31, 2019 (unaudited) and September 30, 2018	7
Notes to the Unaudited Condensed Consolidated Financial Statements	8

Kreido Biofuels, Inc.
Condensed Balance Sheets (Unaudited)

ASSETS

	March 31,	December 31,
	2019	2018
CURRENT ASSETS

Total Current Assets	-	-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	$16,055	$12,225
Related Party Payable	14,486	12,233

Total Current Liabilities	30,541	24,458

LONG TERM LIABILITIES

Total Long Term Liabilities	-	-

Total Liabilities	30,541	24,458

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, 0 shares issued and outstanding	-	-
Common stock; 300,000,000 shares authorized,
at $0.001 par value, 195,645,159
shares issued and outstanding, respectively	195,645	195,645
Additional paid-in capital	48,791,188	48,791,188
Accumulated Deficit	(49,017,374)	(49,011,291)

Total Stockholders' Deficit	(30,541)	(24,458)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kreido Biofuels, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

REVENUES	$-	$-

EXPENSES
Professional Fees	4,500	7,550
General and administrative	1,583	3,475

Total Expenses	6,083	11,205

LOSS FROM OPERATIONS	(6,083)	(11,025)

NET LOSS	$(6,083)	$(11,205)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	195,645,159	195,645,159

The accompanying notes are an integral part of these unaudited condensed financial statements

Kreido Biofuels, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(6,083)	$(11,025)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Decrease in due from related party	-	3,973
Change in prepaid expenses	-	2,000
Change in in related party payable	2,253	7,003
Change in accounts payable	3,830	(900)

Net Cash Provided by (Used in) Operating Activities		1,051

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on note payable	-	(1,051)

Net Cash Provided by Financing Activities	-	(1,051)

NET DECREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kreido Biofuels, Inc.
Statements of Stockholders' Equity (Deficit)
(Unaudited)
	Three-Month Period Ended March 31, 2018

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	195,645,159	$195,645	$48,769,838	$(48,972,333)	$(6,850)

Net loss	-	-	-	(11,025)	(11,025)

Balance, March 31, 2018	195,645,159	$195,645	$48,769,838	$(48,983,358)	$(17,875)

	Three-Month Period Ended March 31, 2019

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	195,645,159	$195,645	$48,791,188	$(49,011,291)	$(24,458)

Net loss	-	-	-	(6,083)	(6,083)

Balance, March 31, 2019	195,645,159	$195,645	$48,791,188	$(49,017,374)	(30,541)

The accompanying notes are an integral part of these unaudited financial statements.

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2019 and December 31, 2018

(Unaudited)

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

Principles of Consolidation

The accompanying consolidated financial statements at March 31, 2019 and December 31, 2018, include the accounts of the Company and its wholly-owned subsidiary, Kreido Laboratories, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  The company had no cash balances as of March 31, 2019 and December 31, 2018.

Stock-based compensation

The Company recognizes compensation expense for all stock-based compensation awards based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2019 and December 31, 2018 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $.001 par value. There were 195,645,159 shares of common stock outstanding at March 31, 2019 and December 31, 2018. There were no preferred shares outstanding during any periods presented.

2018

During 2018, a related party forgave an outstanding balance of $21,350 and the forgiveness of related party debt was recorded in additional paid-in capital.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2019 and December 31, 2018, the Company had a related party payable in the amount of $14,486 and $12,233. The related party payable is a shareholder in the Company, who advanced a total of $6,083 during the three months ended March 31, 2019 to provide working capital for the Company. The loans are unsecured, non-interest and due on demand.

NOTE 5 – RELATED PARTY TRANSACTIONS

During 2018, a related party paid a total of $21,350 for professional fees and paid off outstanding note payable balances on behalf of the Company.  The related party forgave the entire amount of $21,350 and the forgiveness of related party debt was recorded in additional paid-in capital.

NOTE 6 – NOTE PAYABLE

On June 28, 2018, a note payable from 2017, issued to its transfer agent in the amount of $12,625, was paid off in full.  The Note payable was for past due amounts due to the transfer agent.

NOTE 7 – SUBSEQUENT EVENTS

On April 25, 2019, the Company signed three memoranda of Understandings (individually a “MOU”) with three companies located in China. The names of these three companies are Jiangsu Baimoxin New Energy Co., Ltd., Meihekou Zhongcheng Yinxin Photovoltaic Agricultural Science and Technology Co., Ltd and Shainhai Mianzhao New Energy Co., Ltd. (each company is a “Potential Acquisition”). In each MOU, the Company agreed to purchase up to 100% of the issued and outstanding stock of the Potential Acquisition for terms to be defined in a definitive agreement. Each MOU requires the definitive agreement be completed within six months of the MOU.

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2019 and December 31, 2018

(Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Future Operating Plan

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2019 and 2018.

Revenues. The Company generated net revenues of $-0- during the three months ended March 31, 2019 as compared to $-0- for the three months ended March 31, 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2019 were $1,583 compared to $3,475 during the three months ended March 31, 2018. The Company expects that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our business. Professional fees such as accounting and legal fees are also expected to increase during the next nine months.

Other Income (Expense). The Company had net other expenses of $ -0- for the three months ended March 31, 2019 compared to $ -0- during the three months ended March 31, 2018.

Net Loss. The Company had a net loss of $6,083 for the three months ended March 31, 2019 compared to $11,025 net loss during the three months ended March 31, 2018. The decrease in net loss was due to the increase in professional fees and general and administrative fees incurred by the Company.

Liquidity and Capital Resources

As of March 31, 2018, our primary source of liquidity consisted of $-0-in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions.  Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2019 of $30,541 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2019 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2019 and December 31, 2018

(Unaudited)

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

As of March 31, 2019 the end of our first quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member. We do not have a formal audit committee.

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2019 and December 31, 2018

(Unaudited)

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIESAND USE OF PROCEEDS

             None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of KREIDO BIOFUELS, INC. (Previously filed)
3.2	Amended and Restated Bylaws of KREIDO BIOFUELS, INC. (Previously filed)
31.1	Certification by Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KREIDO BIOFUELS, INC.
Date: May 15, 2019	By: /s/ Wai Lim Wong __________________
Wai Liam Wong
Chief Executive Officer