Form 10-Q
period 2019-06-30
Kreido Biofuels, Inc.
filed 2019-08-13
CIK 1342219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

(801) 209-0740
(Issuer’s Telephone Number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 07, 2019, the Company had outstanding 195,645,159 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of June 30, 2019.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

Kreido Biofuels, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2019	2018

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	26,185	12,225
Related Party Payable	15,268	12,233

Total Current Liabilities	41,453	24,458

Total Liabilities	$41,453	$24,458

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, 0 shares issued and outstanding	-	-
Common stock; 300,000,000 shares authorized,
at $0.001 par value, 195,645,159
shares issued and outstanding	195,645	195,645
Additional paid-in capital	48,791,188	48,791,188
Accumulated deficit	(49,028,286)	(49,011,291)

Total Stockholders' Deficit	(41,453)	(24,458)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kreido Biofuels, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUES	$-	$-	$-	$-

EXPENSES
Professional fees	10,109	3,825	14,609	12,850
General and administrative	803	-	2,386	2,000

Total Expenses	10,912	3,825	16,995	14,850

LOSS FROM OPERATIONS	(10,912)	(3,825)	(16,995)	(14,850)

NET LOSS	$(10,912)	$(3,825)	$(16,995)	$(14,850)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	195,645,159	195,645,159	195,645,159	195,645,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kreido Biofuels, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)
	Six-Months Ended June 30, 2018

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	195,645,159	$195,645	$48,769,838	$(48,972,333)	$(6,850)
Forgiveness of related party debt	-	-	21,350	-	21,350
Net loss	-	-	-	(14,850)	(14,850)
Balance, June 30, 2018	195,645,159	$195,645	$48,791,188	$(48,987,183)	$(350)

	Six-Months Ended June 30, 2019

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	195,645,159	$195,645	$48,791,188	$(49,011,291)	$(24,458)
Net loss	-	-	-	(16,995)	(16,995)
Balance, June 30, 2019	195,645,159	$195,645	$48,791,188	$(49,028,286)	(41,453)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kreido Biofuels, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)
	Three Months Ended June 30, 2018
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2018	195,645,159	$195,645	$48,769,838	$(48,983,358)	$(17,875)
Forgiveness of related party debt	-	-	21,350	-	21,350
Net loss	-	-	-	(3,825)	(3,825)
Balance, June 30, 2018	195,645,159	$195,645	$48,791,188	$(48,987,183)	$(350)

	Three Months Ended June 30, 2019
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2019	195,645,159	$195,645	$48,791,188	$(49,017,374)	$(30,541)
Net loss	-	-	-	(10,912)	(10,912)
Balance, June 30, 2019	195,645,159	$195,645	$48,791,188	$(49,028,286)	(41,453)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kreido Biofuels, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(16,995)	$(14,850)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	2,000
Increase (decrease) in accounts payable	13,960	(550)
Increase in account payable - related party	3,035	3,973

Net Cash Used in Operating Activities	-	(9,427)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	-	(11,923)
Proceeds from related party	-	21,350

Net Cash Provided by Financing Activities	-	9,427

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Forgiveness of related party debt	$-	$21,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KREIDO BIOFUELS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and December 31, 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the six months ended June 30, 2019 and 2018 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements. The results of operations for the periods ended June 30, 2019 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Kreido Laboratories, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

KREIDO BIOFUELS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and December 31, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the six months ended June 30, 2019 and 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  The Company had no cash balances as of June 30, 2019 and December 31, 2018.

Stock-based compensation

The Company recognizes compensation expense for all stock-based compensation awards based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2019 and December 31, 2018 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

KREIDO BIOFUELS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and December 31, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $.001 par value. There were 195,645,159 shares of common stock outstanding at June 30, 2019 and December 31, 2018. There were no preferred shares outstanding during any periods presented.

2018

KREIDO BIOFUELS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and December 31, 2018

(Unaudited)

During 2018, a related party forgave an outstanding balance of $21,350 and the forgiveness of related party debt was recorded in additional paid-in capital.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2019 and December 31, 2018, the Company had a related party payable in the amount of $15,268 and $12,233. The related party payable is a shareholder in the Company, who advanced a total of $3,035 during the six months ended June 30, 2019 to provide working capital for the Company. The advances are unsecured, non-interest and due on demand.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from June 30, 2019 through the date the financial statements were issued. There have been no subsequent events after June 30, 2019 for which disclosure is required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Operating Plan

On April 25, 2019, the Company signed three Memoranda of Understanding (individually an “MOU”) with three companies located in China. The names of these three companies are Jiangsu Baimoxin New Energy Co., Ltd., Meihekou Zhongcheng Yinxin Photovoltaic Agricultural Science and Technology Co., Ltd and Shainhai Mianzhao New Energy Co., Ltd. (each company is a “Potential Acquisition”). In each MOU, the Company agreed to purchase up to 100% of the issued and outstanding stock of the Potential Acquisition for terms to be defined in a definitive agreement. Each MOU requires the definitive agreement be completed within six months of the MOU.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and six month periods ended June 30, 2019 and 2018.

Revenues. The Company generated net revenues of $-0- during the three and six months ended June 30, 2019 as compared to $-0- for the three and six months ended June 30, 2018.

General and Administrative Expenses. For the three months ended June 30, 2019, the Company had general and administrative expenses in the amount of $803, compared to $-0- for the same period ended June 30, 2018. General and administrative expenses for the six months ended June 30, 2019 were $2,386 compared to $2,000 during the six months ended June 30, 2018., These increases are due to transfers agents fees, Security and Exchange Commission fees, and State Registrations fees incurred by the Company.

Professional Fees. For the three months ended June 30, 2019, the Company had Professional Fees in the amount of $10,109, compared to $3,825 for the same period ended June 30, 2018. Professional Fee expenses for the six months ended June 30, 2019 were $14,609 compared to $12,850 during the six months ended June 30, 2018. These increases are due to auditor, accounting and legal fees incurred by the Company.

Other Income (Expense). The Company had net other expenses of $-0- for the three and six months ended June 30, 2019 compared to $-0- during the three and six months ended June 30, 2018.

Net Loss. For the three months ended June 30, 2019, the Company had a net loss of $10,912, as compared to $3,825 for the same period ended June 30, 2018.   The Company had a net loss of $16,995 for the six months ended June 30, 2019 compared to a $14,850 net loss during the six months ended June 30, 2018. The increase in net loss was due to the increase in professional fees and general and administrative fees incurred by the Company.

Liquidity and Capital Resources

As of June 30, 2019, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions.  Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at June 30, 2019 of $41,453 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2019 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As a smaller reporting company, we are not required to provide this information.

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

As of June 30, 2019, the end of our second quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member. We do not have a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

KREIDO BIOFUELS, INC.
Date: August 13, 2019	By: /s/ Wai Lim Wong __________________
Wai Liam Wong
Chief Executive Officer