Form 10-K
period 2019-12-31
Kreido Biofuels, Inc.
filed 2021-09-28
CIK 1342219

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended:  December 31, 2019

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000-55909

KREIDO BIOFUELS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3240178
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 1010-15, 10/F, Tower B, New Mandarin Plaza, 14 Science Museum Road, Tsim Sha Tsui East, KLN, HK
(Address of principal executive offices) (Zip Code)

+852 9862 6962

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No []

Indicate by checkmark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.   :

Large Accelerated Filer [  ]Accelerated Filer [  ]

Non-Accelerated Filer [  ]Smaller reporting company ☒

Emerging growth company ☒

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

As of December 31, 2019, the Company had outstanding 1,956,452 shares of common stock, par value $0.001 per share.  Of those, 1,187,209 shares were held by non-affiliates of the registrant.  As of June 30, 2019, the aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $4,143,359 based on the closing price of the Company’s common stock as quoted on the OTC Markets on that date.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).

Not Applicable.

2

TABLE OF CONTENTS
Item Number and Caption		Page
Item 1.	Description Of Business	2
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	4
Item 2.	Properties	6
Item 3.	Legal Proceedings	4
Item 4.	Mine Safety Disclosures	4
Part II		4
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities	4
Item 6.	Selected Financial Data	5
Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	6
Item 8	Financial Statements And Supplementary Data
Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure	20
Item 9B.	Other Information	17
Part III		17
Item 10.	Directors, Executive Officers, And Corporate Governance	17
Item 11.	Executive Compensation	19
Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters	20
Item 13.	Certain Relationships And Related Transactions, And Director Independence	20
Item 14.	Principal Accountant Fees And Services	21
Part IV		21
Item 15.	Exhibits And Financial Statement Schedules	21
Signatures		22

ITEM 1DESCRIPTION OF BUSINESS

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

Background

Kreido Biofuels, Inc. (“Kreido Biofuels,” “we” or the “Company”) was incorporated on February 7, 2005, under the name Gemwood Productions, for the purpose of marketing and selling day spa services to tourists at resort destinations throughout Mexico. On November 2, 2006, we changed our name to Kreido Biofuels, Inc. in connection with the acquisition of Kreido Laboratories, Inc., a California corporation, and the disposition of the Gemwood Leasco, Inc. subsidiary,  through which entity the tourist business had been carried out. Kreido Laboratories was founded to develop proprietary technology for building micro-composite materials for electronic applications, and developed technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the pharmaceutical and special chemical industries.  In the first quarter of 2006, Kreido Labs elected to focus exclusively on the biodiesel industry. This business was not successful, and we sold the technology and related assets to an unrelated party on March 5, 2009. After that disposition, we sought unsuccessfully for another acquisition until the present time. In November of 2018, the Company discontinued operations of its subsidiary, Kreido Labs, Inc.

Our registration statement on Form SB-2, file number 333-140718, became effective on June 28, 2007.  Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2008, we continued to file annual and quarterly reports with the Securities and Exchange Commission on a voluntary basis through the quarter ended September 30, 2009.  On February 16, 2009, we elected to terminate our registration and our election to file periodic reports.  On March 2, 2019, we filed a Form 10 and the registration became effective on May 1, 2019.

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

As indicated in the accompanying financial statements, at December 31, 2019, we had $0 in cash. Further, we expect to incur significant costs in the pursuit of our acquisition plans, which could be funded by advances from management. We cannot assure you that our plans to raise capital or to complete our business combination will be successful.

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

ITEM 1ARISK FACTORS

Not applicable.

ITEM 1BUNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2PROPERTIES

We use a minimal amount of office space provided by our officer. We expect that we will not need dedicated office space until such time as we obtain revenues.

ITEM 3LEGAL PROCEEDINGS

As of the date of this Report, there is no litigation pending or threatened by or against us. However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business. Such claims, even if not meritorious, would result in the expenditure by us of significant financial and managerial resources.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter	High	Low
2019 Fourth Quarter	$2.24	$0.74
2019 Third Quarter	$5.50	$1.21
2019 Second Quarter	$6.35	$1.66
2019 First Quarter	$2.99	$1.50
2018 Fourth Quarter	$3.74	$1.40
2018 Third Quarter	$9.00	$3.00
2018 Second Quarter	$7.50	$0.40
2018 First Quarter	$0.80	$0.11

Holders

As of December 31, 2019, we had approximately 113 shareholders of record of our common stock.

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

ITEM 6SELECTED FINANCIAL DATA

Not applicable.

ITEM 7MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and Overview

Kreido Biofuels, Inc. (“Kreido Biofuels,” “we” or the “Company”) was incorporated on February 7, 200,5 under the name Gemwood Productions, for the purpose of marketing and selling day spa services to tourists at resort destinations throughout Mexico. On November 2, 2006, we changed our name to Kreido Biofuels, Inc. in connection with the acquisition of Kreido Laboratories, Inc., a California corporation, and the disposition of the Gemwood Leasco, Inc. subsidiary, through which entity the tourist business had been carried out. Kreido Laboratories was founded to develop proprietary technology for building micro-composite materials for electronic applications, and developed technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the pharmaceutical and special chemical industries. In the first quarter of 2006, Kreido Labs elected to focus exclusively on the biodiesel industry. This business was not successful, and we sold the technology and related assets to an unrelated party on March 5, 2009. After that disposition, we sought unsuccessfully for another acquisition until the present time. In November of 2018, the Company discontinued operations of its subsidiary, Kreido Labs, Inc.

Our initial registration statement on Form SB-2, became effective on June 28, 2007. Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2008, we continued to file annual and quarterly reports with the Securities and Exchange Commission on a voluntary basis through the quarter ended September 30, 2009.

In November 2018, our former majority shareholder and sole officer G. Reed Petersen approached the then sole officer and director offering to pay off the debt of the Company. Mr. Petersen paid the sum of $171,509 in consideration of 142,924,167 shares of stock of the Company. On March 2, 2019, the Company filed a registration statement on Form 10 with the Securities and Exchange Commission. The registration statement on Form 10 became effective May 1, 2019.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended 2019 and 2018.

Revenues. The Company generated revenues of $-0- during the year ended December 31, 2019 as compared to $-0- for the year ended December 31, 2018.

Operating Expenses.  Operating expenses for the year ended December 31, 2019 were $33,336, consisting primarily of professional fees, compared to $38,958 for the year ended December 31, 2018.  The decrease is mainly the result of a decrease in legal and professional expenses.

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

Other Income (Expense). The Company had net other income of $ -0- for the year ended December 31, 2019 compared to $ 7,416 during the year ended December 31, 2018.

Net Loss.  For the year ended December 31, 2019, the Company had a net loss of $33,336, as compared to $38,958 for the year ended December 31, 2018. The increase in net loss was due to the increase in professional fees and general and administrative fees incurred by the Company.

Liquidity and Capital Resources

As of December 31, 2019, our primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

Going Concern Uncertainties.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at December 31, 2019 of ($57,794) and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Until we successfully consummate an acquisition with an operating company, we expect to continue to incur net losses. Depending upon the financial profile of our acquired company, we may continue in our net loss position even after the acquisition of an operating company. With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Net Cash Used in Operating Activities.

For the year ended December 31, 2019, net cash used in operating activities was $0, which consisted primarily of a net loss of $33,336, and increase in account payable of $13,057, and an increase in related party payables of $20,279.

For the year ended December 31, 2018, net cash used in operating activities was $9,427, which consisted primarily of a net loss of $38,958, and increase in account payable of $11,325, an increase in related party payables of $12,233, an increase in notes payable - short term of $3,973 and an increase in prepaid expenses of $2,000.

Net Cash Used In/Provided By Investing Activities.

There was no net cash used in or provided by investing activities during the year ended December 31, 2019, and 2018.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2019, net cash provided by financing activities was 0.

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

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kreido Biofuels Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kreido Biofuels Inc (the "Company") as of December 31, 2019, the related consolidated statements of operations, changes in shareholders' equity and cash flows, for the year ended December 31, 2019, and the related notes collectively referred to as the "financial statements. The financial statement of Kreido Biofuels Inc. As of December 31, 2018, were audited by other auditors whose report dated April 15, 2019, expressed an unqualify opinion on those statement.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $33,336 for the year ended December 31, 2019, and an accumulated deficit of $49,044,627 at December 31, 2019. The continuation of the Company as a going concern through December 31, 2019, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company's auditor since September 2020.

September 24th, 2021.

Lagos Nigeria

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kreido Biofuels, Inc.

Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2019	2018

CURRENT ASSETS

Cash	$-	$-
Due from Related Party	-	-
Prepaid Expenses	-	-

Total Current Assets	-	-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	25,282	12,225
Related Party Payable	32,512	12,233
Note Payable - Short Term	-	-

Total Current Liabilities	57,794	24,458

LONG TERM LIABILITIES

Note Payable - Long Term	-	-
	-	-
Total Long Term Liabilities	-	-

Total Liabilities	$57,794	$24,458

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, 0 shares issued and outstanding	-	-

Common stock; 300,000,000 shares authorized, at $0.001 par value, 1,956,452 shares issued and outstanding	1,956	195,645
Additional paid-in capital	48,984,877	48,791,188
Accumulated Deficit	(49,044,627)	(49,011,291)

Total Stockholders' Deficit	(57,794)	(24,458)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Kreido Biofuels, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2019	2018

REVENUES	$-	$-

EXPENSES
Professional Fees	28,609	34,342
General and administrative	4,727	4,616
Total operating expenses	33,336	38,958

OTHER INCOME/EXPENSE

Gain on settlement of debt	-	-

Total other income/(expense)	-	-

Total Expenses	33,336	38,958

LOSS FROM OPERATIONS	(33,336)	(38,958)

OTHER EXPENSES

Gain from discontinued operations	-	-

Total Other Expenses	-	-

LOSS BEFORE INCOME TAXES	(33,336)	(38,958)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(33,336)	$(38,958)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,956,452	1,956,452

The accompanying notes are an integral part of these financial statements

Kreido Biofuels, Inc.

Consolidated Statement of Stockholder's Equity

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2017	$1,956,452	$1,956	$48,963,527	$(48,972,333)	$(6,850)

Gain on forgiveness of debt	-	-	21,350	-	21,350

Net loss for the year December 31, 2018	-	-	-	(38,958)	(38,958)

Balance, December 31, 2018	$1,956,452	$1,956	$48,984,877	$(49,011,291)	$(24,458)

Net loss for the year December 31, 2019	-	-	-	(33,336)	(33,336)

Balance, December 31, 2019	$1,956,452	$1,956	$48,984,877	$(49,044,627)	$(57,794)

The accompanying notes are an integral part of these financial statements.

Kreido Biofuels, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(33,336)	$(38,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by shareholders	-	-
Expenses paid on behalf of company	-	-
Gain on discontinued operations	-	-
Changes in operating assets and liabilities:
Change in prepaid expenses	-	2,000
Change in notes payable - Short term	-	3,973
Change in accounts payable related party	20,279	12,233
Change in accounts payable	13,057	11,325

Net Cash Used in Operating Activities	-	(9,427)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on note payable	-	(11,923)
Proceeds from related party	-	21,350

Net Cash Provided by Financing Activities	-	9,427

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for debt	-	-
Conversion of accounts payable to note payable	-	-
Stock issued for accounts payable - related party	-	-

The accompanying notes are an integral part of these financial statements.

KREIDO BIOFUELS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The cornerstone of Kreido Labs’ technology was its patented STT® (Spinning Tube in Tube) diffusional chemical reacting system, which were both a licensable process and a licensable system. In 2005, the Company demonstrated how the STT® could make biodiesel from vegetable oil rapidly with almost complete conversion and less undesirable by-products. The Company had continued to pursue this activity, built and tested a pilot biodiesel production unit and, prior to June 20, 2008, was in the process of developing the first of its commercial biodiesel production plants in the United States that, if constructed and put into operation, was expected to produce approximately 33 million to 50 million gallons per year. On June 20, 2008, the Company announced that due to the weakening of the economy, the continued financial market turmoil and the inability to raise needed capital to finance site construction and plant start-up costs, the Company was suspending work regarding its flagship biodiesel production plant at the Port of Wilmington, North Carolina. In November of 2018, the Company discontinued operations of its subsidiary, Kreido Labs, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended December 31, 2019 and 2018 include the accounts of the Company and its wholly-owned subsidiary, Kreido Laboratories, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

KREIDO BIOFUELS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year.

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  At December 31, 2019 and 2018, cash and cash equivalents include cash on hand and cash in the bank.

Stock-based compensation

The Company recognizes compensation expense for all stock-based compensation awards based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019 there were no deferred taxes as there was a full valuation allowance due to the uncertainty of the realization of net operating loss carry forward prior to expiration.

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

KREIDO BIOFUELS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $0.001 par value. There were 1,956,452 shares of common stock outstanding at December 31, 2019 and 2018, respectively. There were no preferred shares outstanding during any periods presented.

2018

During 2018, a related party forgave an outstanding balance of $21,350 and the forgiveness of related party debt was recorded in additional paid-in capital.

NOTE 5 – INCOME TAXES

On December 22, 2017, the 2018 Tax Cuts and Jobs Act (“the Tax Act”) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2019, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax.

We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, no later than 2019.

KREIDO BIOFUELS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

The cumulative tax effect at the expected rate of 21% as of December 31, 2019 and 35% as of December 31, 2018 of significant items comprising our net deferred tax amount is as follows:

	2019	2018
Net operating loss carryover	49,044,627	49,011,291
Deferred tax asset	10,299,372	10,292,371
Impact of rate changes	-	-
Less: valuation allowance	(10,299,372)	(10,292,271)
Net deferred tax asset	$ -	$ -

At December 31, 2019, the Company had net operating loss carry forwards of approximately $49,044,627 that may be offset against future taxable income. The Tax Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2019, will now be limited to 80 percent of taxable income.

No tax benefit has been reported in the December 31, 2019, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years.  The last three years of tax returns are open for examination by taxing authorities.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2019, the Company has a related party payable in the amount of $32,512. At the year ended December 31, 2018, the Company had a related party receivable in the amount of $12,233.

During 2019, a related party paid a total of $20,279 for professional fees and paying off outstanding note payable balances on behalf of the Company.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2019 through the date the financial statements were issued and there have been no subsequent events for which disclosure is required.

ITEM 9CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9ACONTROLS AND PROCEDURES

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

As of December 31, 2019, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

●provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9BOTHER INFORMATION

None.

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Set forth below is the name and age of each of our directors and executive officers as of December 31, 2019, together with all positions and offices held by them, the term of office and the period during which they have served.  All directors hold office for one year or until their successors are elected or appointed at the next annual meeting of our shareholders.  Our officers are appointed by our board of directors and hold office until their resignation or removal from office. The names, ages and positions of our directors and executive officers as of December 31, 2019, are as follows:

NAME	AGE	POSITION	APPOINTED	TERM
CHAN Kwok Wai Davy	47	Chief Executive Officer Chief Financial Officer Secretary Director	September 7, 2021

The following is a brief account of the education and business experience during the past five years of our directors and officers, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

 CHAN Kwok Wai Davy was the sole investor in Hong Kong style local restaurants in various Provinces in China. From 2009 until 2011, CHAN Kwok Wai Davy was an independent investment consultant in China. Since 2012, CHAN Kwok Wai Davy established the Evergreen Group for soliciting China enterprises or high-worth investors to invest in Hong Kong securities markets and or China business projects.

As our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer, Mr. Wong is responsible for the general direction of our business development including day-to-day management of business affairs.

Significant Employees

As of December 31, 2019, we did not have any employees who are expected to make a significant contribution to our business.

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

Compliance with Section 16(a) of the Exchange Act

To the best of our knowledge based on the available information as of December 31, 2019, all our executive officers and directors and persons who own more than 10% of a registered class of our equity securities filed all Section 16(a) reports with the SEC in a timely manner and provided us with copies of initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3, 4, 5 and amendments thereto respectively in accordance with the requirements of the Section 16(a) of the Exchange Act.

ITEM 11EXECUTIVE COMPENSATION

The following table sets forth certain information regarding our officers, directors and employees' annual and long-term compensation for the fiscal years ended December 31, 2019 and 2018.  We do not currently have any employment related benefits, such as health or life insurance, available for our officers, directors and employees.  Our directors, officers and employees do not currently receive any long-term compensation.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus	Options Awards	All Other Compensation	Total ($)
Wai Lim Wong Former President and Chairman	2019 2018	$ $	0 0	0 0	0 0	0 0	0 0

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

Compensation Committee

Kreido Biofuels, Inc. has not yet provided any compensation to its directors in the fiscal year ended December 31, 2019. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future. Prior to the Share Purchase, G. Reed Petersen, the sole director and officer of the Company was not receiving compensation for his services.

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

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2019, with respect to the beneficial ownership of our common stock by (1) each director, (2) each executive officer, (3) each significant employee, (4) our directors and officers as a group, (5) and each person known by us to own beneficially more than 5% of our common stock.  Under relevant provisions of the Exchange Act, a person is deemed to be a “beneficial owner” of a security if he or she has, or shares, the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.  More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 1,956,452 outstanding shares of our common stock as of December 31, 2019.

Class of Stock	Name of Beneficial Owner (1)	Number of Common Shares	Percentage of Class
Common shares	Wai Lim Wong, Former CFO, CEO, President, Director	0	0%
Common shares	Chu Ju Dou	554,855	28.36%
Common shares	Chao Zhang	214,386	10.96%
	Officers and Directors as a Group	769,241	39.32%

Changes in Control

As of the date of this Report, our management is unaware of any existing or anticipated contract or arrangement, the operation of which may, at a subsequent date, result in a changes in our control.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None

Director Independence

As of the date of this Report, we have one director on our board, Wai Lim Wong, who is not considered to be independent.  We plan to appoint additional independent directors to our board and committees in the future.  We do not have any independent board members or an audit committee considered to be financial experts.

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our auditor for services rendered during the fiscal years ended December 31, 2019 and 2018, are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2019	Fiscal year ended December 31, 2018

Audit fees (1)	$	$
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$	$

(1)Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)All other fees consist of fees billed for all other services.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(1)Filed with the SEC on November 3, 2006, as an exhibit, numbered as indicated above, to the Current Report on Form 8-K, which exhibit is incorporated herein by reference.

(2)XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  09/24/21

KREIDO BIOFUELS, INC.

By /s/ CHAN Kwok Wai Davy

Name: CHAN Kwok Wai Davy

Title: President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHAN Kwok Wai DavyDated:09/24/2021

CHAN Kwok Wai Davy

President, CEO, CFO, Secretary, Treasurer

Principal Accounting Officer, Director