Form 10-Q
period 2020-03-31
Kreido Biofuels, Inc.
filed 2021-09-28
CIK 1342219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

OR

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes []    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company ☒

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [ X  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 31, 2020, the Company had outstanding 1,956,452 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of March 31, 2020.

ITEM 1.FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

CONTENTS
Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (unaudited)	4
Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2020 and 2019 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2020 and 2019 (unaudited)	6
Statements of Stockholders’ Deficit as of March 31, 2020 (unaudited) and September 30, 2019	7
Notes to the Unaudited Condensed Consolidated Financial Statements	8

Kreido Biofuels, Inc.

Balance Sheets

(Unaudited)

ASSETS

	March 31,	December 31,
	2020	2019

CURRENT ASSETS

Total Current Assets	-	-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	25,978	25,282
Related Party Payable	33,487	32,512

Total Current Liabilities	59,465	57,794

LONG TERM LIABILITIES

Total Long Term Liabilities	-	-

Total Liabilities	$59,465	$57,794

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, 0 shares issued and outstanding
Common stock; 300,000,000 shares authorized, at $0.001 par value, 1,956,452 shares issued and outstanding, respectively	1,956	1,956
Additional paid-in capital	48,984,877	48,984,877
Accumulated Deficit	(49,046,298)	(49,044,627)

Total Stockholders' Deficit	(59,465)	(57,794)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Kreido Biofuels, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

REVENUES	$-	$-

EXPENSES
Professional Fees	-	4,500
General and administrative	1,671	1,583

Total Expenses	1,671	6,083

LOSS FROM OPERATIONS	(1,671)	(6,083)

NET LOSS	$(1,671)	$(6,083)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,956,452	1,956,452

The accompanying notes are an integral part of these unaudited financial statements

Kreido Biofuels, Inc.

Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Three-Month Period Ended March 31, 2019
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	1,956,452	$1,956	$48,791,188	$(49,011,291)	$(24,458)

Net loss	-	-	-	(6,083)	(6,083)

Balance, March 31, 2019	1,956,452	$1,956	$48,791,188	$(49,017,374)	$(30,541)

	Three-Month Period Ended March 31, 2020
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	1,956,452	$1,956	$48,984,877	$(4,904,627)	$(57,794)

Net loss	-	-	-	(1,671)	(1,671)

Balance, March 31, 2020	1,956,452	$1,956	$48,984,877	$(4,906,298)	(59,465)

The accompanying notes are an integral part of these unaudited financial statements.

Kreido Biofuels, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,671)	$(6,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Change in accounts payable related party	975	2,253
Change in accounts payable	696	3,830

Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided by Financing Activities	-	-

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES	-	-

The accompanying notes are an integral part of these unaudited financial statements.

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2020 and December 31, 2019

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

Kreido Biofuels, Inc. was incorporated as Gemwood Productions, Inc. under the laws of the State of Nevada on February 7, 2005. Gemwood Productions, Inc. changed its name to Kreido Biofuels, Inc. on November 2, 2006. The Company took its current form on January 12, 2007, when Kreido Laboratories (“Kreido Labs”), completed a reverse triangular merger with Kreido Biofuels, Inc.

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

The cornerstone of Kreido Labs’ technology was its patented STT® (Spinning Tube in Tube) diffusional chemical reacting system, which were both a licensable process and a licensable system. In 2005, the Company demonstrated how the STT® could make biodiesel from vegetable oil rapidly with almost complete conversion and less undesirable by-products. The Company had continued to pursue this activity, built and tested a pilot biodiesel production unit and, prior to June 20, 2008, was in the process of developing the first of its commercial biodiesel production plants in the United States that, if constructed and put into operation, was expected to produce approximately 33 million to 50 million gallons per year. On June 20, 2008, the Company announced that due to the weakening of the economy, the continued financial market turmoil and the inability to raise needed capital to finance site construction and plant start-up costs, the Company was suspending work regarding its flagship biodiesel production plant at the Port of Wilmington, North Carolina. In November of 2017, the Company discontinued operations of its subsidiary,

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTC Markets, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2020 and December 31, 2019

(Unaudited)

acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our sole officer and two directors will continue to manage the Company however; it is possible that with any business combination, new management will be appointed.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements at March 31, 2020 and December 31, 2019, include the accounts of the Company and its wholly-owned subsidiary, Kreido Laboratories, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  The company had no cash balances as of March 31, 2020 and December 31, 2019.

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

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2020 and December 31, 2019

(Unaudited)

As of March 31, 2020 and December 31, 2019 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2020 and December 31, 2019

(Unaudited)

operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $0.001 par value. There were 1,956,452 shares of common stock outstanding at March 31, 2020 and December 31, 2019. There were no preferred shares outstanding during any periods presented.

2019

During 2019, a related party forgave an outstanding balance of $21,350 and the forgiveness of related party debt was recorded in additional paid-in capital.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2020 and December 31, 2019, the Company had a related party payable in the amount of $33,487 and $32,512. The related party payable is a shareholder in the Company, who advanced a total of $975 during the three months ended March 31, 2020 to provide working capital for the Company. The loans are unsecured, non-interest and due on demand.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no events requiring disclosure.

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2020 and December 31, 2019

(Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Future Operating Plan

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTC Markets, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our sole officer and two directors will continue to manage the Company however; it is possible that with any business combination, new management will be appointed.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2020 and 2019.

Revenues. The Company generated net revenues of $-0- during the three months ended March 31, 2020 as compared to $-0- for the three months ended March 31, 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2020 were $1,671 compared to $1,583 during the three months ended March 31,

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2020 and December 31, 2019

(Unaudited)

2019. The Company expects that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our business. Professional fees such as accounting and legal fees are also expected to increase during the next nine months.

Other Income (Expense). The Company had net other expenses of $ -0- for the three months ended March 31, 2020 compared to $ -0- during the three months ended March 31, 2019.

Net Loss. The Company had a net loss of $1,671 for the three months ended March 31, 2020 compared to $6,083 net loss during the three months ended March 31, 2019. The decrease in net loss was due to the decrease in professional fees and general and administrative fees incurred by the Company.

Liquidity and Capital Resources

As of March 31, 2019, our primary source of liquidity consisted of $-0-in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions.  Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2020 of $59,465 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2020 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

March 31, 2020 and December 31, 2019

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

As of March 31, 2020, the end of our first quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member. We do not have a formal audit committee.

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2020 and December 31, 2019

(Unaudited)

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

KREIDO BIOFUELS, INC.
Date: September 24, 2021	By: /s/ Wai Lim Wong __________________
Wai Liam Wong
Chief Executive Officer