Form 10-Q
period 2020-09-30
Kreido Biofuels, Inc.
filed 2021-09-28
CIK 1342219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [X]	Smaller reporting company ☒

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 15, 2020, the Company had outstanding 1,956,452 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of September 30, 2020.

ITEM 1.FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

CONTENTS
Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (unaudited)	4
Condensed Consolidated Statements of Operations for the three and nine month periods ended
September 30, 2020 and 2019 (unaudited)	5
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and
nine month periods ended September 30, 2020 and 2019 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30,
2020 and 2019 (unaudited)	8
Notes to the Unaudited Condensed Consolidated Financial Statements	9

Kreido Biofuels, Inc.

Balance Sheets

(Unaudited)

ASSETS

	September 30,	December 31,
	2020	2019

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	34,480	25,282
Related Party Payable	33,621	32,512

Total Current Liabilities	68,101	57,794

Total Liabilities	$68,101	$57,794

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, 0 shares issued and outstanding	-	-
Common stock; par value $0.001; 300,000,000 shares authorized, 1,956,452 and 1,956,452 shares issued and outstanding as of September 30, 2020, and December 31, 2019, respectively	1,956	1,956
Additional paid-in capital	48,984,877	48,984,877
Accumulated Deficit	(49,054,934)	(49,044,627)

Total Stockholders' Deficit	(68,101)	(57,794)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Kreido Biofuels, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

REVENUES	$-	$-	$-	$-

EXPENSES
Professional Fees	2,500	3,125	5,000	17,734
General and administrative	872	682	5,307	3,068

Total Expenses	3,372	3,807	10,307	20,802

LOSS FROM OPERATIONS	(3,372)	(3,807)	(10,307)	(20,802)

NET LOSS	$(3,372)	$(3,807)	$(10,307)	$(20,802)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$-	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	195,645,159	195,645,159	195,645,159	195,645,159

The accompanying notes are an integral part of these unaudited financial statements

Kreido Biofuels, Inc

Condensed Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Nine-Month Period September 30, 2019
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	1,956,452	$1,956	$48,984,877	$(49,011,291)	$(24,458)

Net loss	-	-	-	(20,802)	(20,802)

Balance, September 30, 2019	1,956,452	$1,956	$48,984,877	$(49,032,093)	(45,260)

	Nine-Month Period September 30, 2020

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	1,956,452	$1,956	$48,984,877	$(49,044,627)	$(57,794)

Net loss	-	-	-	(10,307)	(10,307)

Balance, September 30, 2020	1,956,452	$1,956	$48,984,877	$(49,054,934)	(68,101)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kreido Biofuels, Inc
Condensed Statements of Stockholders' Equity (Deficit)
(Unaudited)
	Three-Month Period Ended September 30, 2019

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	1,956,452	$1,956	$48,984,877	$(49,011,291)	$(24,458)

Balance, June 30, 2019	1,956,452	$1,956	$48,984,877	$(49,028,286)	$(41,453)
				.
Net loss	-	-	-	(3,807)	(3,807)

Balance, September 30, 2019	1,956,452	$1,956	$48,984,877	$(49,032,093)	$(45,260)

	Three-Month Period Ended September 30, 2020

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	1,956,452	$1,956	$48,984,877	$(49,044,627)	$(57,794)

Balance, June 30, 2020	1,956,452	$1,956	$48,984,877	$(49,051,562)	$(64,729)

Net loss	-	-	-	(3,372)	(3,372)

Balance, September 30, 2020	1,956,452	$1,956	$48,984,877	$(49,054,934)	(68,101)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kreido Biofuels, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(10,307)	$(20,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Change in account payable - related party	1,109	15,414
Change in accounts payable	9,198	5,388

Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	-	-
Proceeds from related party	-	-

Net Cash Provided by Financing Activities	-	-

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

	$193,689	$-
Forgiveness of related party debt	$-	$21,350

The accompanying notes are an integral part of these unaudited financial statements.

KREIDO BIOFUELS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and December 31, 2019

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

KREIDO BIOFUELS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and December 31, 2019

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the nine months ended September 30, 2020 and 2019 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements. The results of operations for the periods ended September 30, 2020 are not necessarily indicative of the operating results for the full year.

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

Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended September 30, 2020 and 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  At September 30, 2020 and December 31, 2019, the Company did not have any cash and cash equivalents.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based compensation awards based on the grant-date fair value estimated in accordance with the provisions of ASC 718 for non-employees and ASC 505 for employees.

KREIDO BIOFUELS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and December 31, 2019

(Unaudited)

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2020 and December 31, 2019 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

KREIDO BIOFUELS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020 and December 31, 2019

(Unaudited)

accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $0.001 par value. There were 1,956,452 shares of common stock outstanding at September 30, 2020 and December 31, 2019. There were no preferred shares outstanding during any periods presented.

2019

On July 30, 2019, the Board of Directors approved, and recommended to the stockholders for approval, a Reverse Split of the Corporation’s common stock, whereby each shareholder received one (1) new share of common stock for every one-hundred (100) shares of common stock owned on the record date.  The record date is twenty days after September 9, 2020, date of filing a definitive Form 14C with the Securities Exchange Commission. Before the Reverse Split the company had 195,645,159 shares of common stock, and after the Reverse Split the company has 1,956,452 shares of common stock.  The Reverse Split has been retroactively applied to all periods presented.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2020 and December 31, 2019, the Company had a related party payable in the amount of $33,621 and $32,512, respectively. The related party payable is a shareholder in the Company, who advanced a total of $1,109 and during the nine months ended September 30, 2020 and 2019, respectively, to provide working capital for the Company. The advances are unsecured, non-interest and due on demand.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from September 30, 2020 through the date the financial statements were issued. There have been no subsequent events, for which disclosure is required.

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

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our sole officer and two directors will continue to manage the Company; however, it is possible that with any business combination, new management will be appointed.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the nine-month periods ended September 30, 2020 and 2019.

Revenues. The Company generated net revenues of $-0- during the three and nine months ended September 30, 2020, as compared to $-0- for the three and nine months ended September 30, 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2020, were $872, compared to $682 during the three months ended September 30, 2019. Selling, general and administrative expenses for the nine months ended September 30, 2020, were $5,307, compared to $3,068 during the nine months ended September 30, 2019. The Company expects that salaries and consulting expenses that are cash-based, instead of share-based, will increase as we add personnel to build our business.

Professional Fees.  Professional fees for the three months ended September 30, 2020, were $2,500, compared to $3,125 during the three months ended September 30, 2019. Professional fees for the nine months ended September 30, 2020, were $5,000, compared to $17,734 during the nine months ended September 30, 2019.  Professional fees such as accounting and legal fees are also expected to increase.

Other Income (Expense). The Company had net other expenses of $ -0- for the three months ended September 30, 2020, compared to $ -0- during the nine months ended September 30, 2019. The Company had net other expenses of $ -0- for the nine months ended September 30, 2020, compared to $ -0- during the nine months ended September 30, 2019.

Net Loss. The Company had a net loss of $3,372 for the three months ended September 30, 2020, compared to $3,807 net loss during the three months ended September 30, 2019. The Company had a net loss of $10,307 for the nine months ended September 30, 2020, compared to $20,802 net loss during the nine months ended September 30, 2019. The decrease in net loss was due to the decrease in professional fees and general and administrative fees incurred by the Company.

Liquidity and Capital Resources

As of September 30, 2020, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions.  Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at September 30, 2020 of $68,101 and are currently experiencing a substantial shortfall in operating capital, which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2020, and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As of September 30, 2020, the end of our third quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member. We do not have a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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