Form 10-K
period 2020-12-31
Kreido Biofuels, Inc.
filed 2021-09-28
CIK 1342219

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended:  December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

Indicate by checkmark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.   :

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

Yes ☒    No ☐

As of December 31, 2020, the Company had outstanding 1,956,452 shares of common stock, par value $0.001 per share.  Of those, 1,187,209 shares were held by non-affiliates of the registrant.  As of June 30, 2020, the aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $306,674 based on the closing price of the Company’s common stock as quoted on the OTC Markets on that date.

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

Background

Kreido Biofuels, Inc. (“Kreido Biofuels,” “we” or the “Company”) was incorporated on February 7, 2005, under the name Gemwood Productions, for the purpose of marketing and selling day spa services to tourists at resort destinations throughout Mexico. On November 2, 2006, we changed our name to Kreido Biofuels, Inc. in connection with the acquisition of Kreido Laboratories, Inc., a California corporation, and the disposition of the Gemwood Leasco, Inc. subsidiary,  through which entity the tourist business had been carried out. Kreido Laboratories was founded to develop proprietary technology for building micro-composite materials for electronic applications, and developed technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the pharmaceutical and special chemical industries.  In the first quarter of 2006, Kreido Labs elected to focus exclusively on the biodiesel industry. This business was not successful, and we sold the technology and related assets to an unrelated party on March 5, 2009. After that disposition, we sought unsuccessfully for another acquisition until the present time. In November of 2019, the Company discontinued operations of its subsidiary, Kreido Labs, Inc.

Our registration statement on Form SB-2, file number 333-140718, became effective on June 28, 2007.  Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2008, we continued to file annual and quarterly reports with the Securities and Exchange Commission on a voluntary basis through the quarter ended September 30, 2009.  On February 16, 2009, we elected to terminate our registration and our election to file periodic reports.  On March 2, 2020, we filed a Form 10 and the registration became effective on May 1, 2020.

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

As indicated in the accompanying financial statements, at December 31, 2020, we had $0 in cash. Further, we expect to incur significant costs in the pursuit of our acquisition plans, which could be funded by advances from management. We cannot assure you that our plans to raise capital or to complete our business combination will be successful.

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

Quarter	High	Low
2020 Fourth Quarter	$0.65	$0.74
2020 Third Quarter	$0.94	$0.20
2020 Second Quarter	$0.99	$0.25
2020 First Quarter	$1.08	$0.75
2019 Fourth Quarter	$2.24	$0.74
2019 Third Quarter	$5.50	$1.21
2019 Second Quarter	$6.35	$1.66
2019 First Quarter	$2.99	$0.20

Holders

As of December 31, 2020, we had approximately 113 shareholders of record of our common stock.

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

ITEM 7MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and Overview

Kreido Biofuels, Inc. (“Kreido Biofuels,” “we” or the “Company”) was incorporated on February 7, 200,5 under the name Gemwood Productions, for the purpose of marketing and selling day spa services to tourists at resort destinations throughout Mexico. On November 2, 2006, we changed our name to Kreido Biofuels, Inc. in connection with the acquisition of Kreido Laboratories, Inc., a California corporation, and the disposition of the Gemwood Leasco, Inc. subsidiary, through which entity the tourist business had been carried out.  Kreido Laboratories was founded to develop proprietary technology for building micro-composite materials for electronic applications, and developed technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the pharmaceutical and special chemical industries.  In the first quarter of 2006, Kreido Labs elected to focus exclusively on the biodiesel industry. This business was not successful, and we sold the technology and related assets to an unrelated party on March 5, 2009. After that disposition, we sought unsuccessfully for another acquisition until the present time. In November of 2019, the Company discontinued operations of its subsidiary, Kreido Labs, Inc.

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

On September 7, 2021, Board of Directors Board of Directors accept the resignation of Wai Lim Wong, and appointed CHAN Kwok Wai Davy as a new member of the Board of Directors and CEO.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended 2020 and 2019.

Revenues. The Company generated revenues of $-0- during the year ended December 31, 2020, as compared to $-0- for the year ended December 31, 2019.

Operating Expenses.  Operating expenses for the year ended December 31, 2020. were $11,644, consisting primarily of professional fees, compared to $33,336 for the year ended December 31, 2019.  The decrease is mainly the result of a decrease in legal and professional expenses.

Operating expenses consisted of professional fees and general and administrative fees.  The decreased in operating expenses resulted from decreased professional and general and administrative fees.

We expect operating expenses to increase as we continue our process of identifying prospective acquisition targets and hopefully successfully consummate such an acquisition.

Other Income (Expense). The Company had net other income of $ -0- for the year ended December 31, 2020 compared to $ -0- during the year ended December 31, 2019.

Net Loss.  For the year ended December 31, 2020, the Company had a net loss of $11,644, as compared to $33,336 for the year ended December 31, 2019. The decreased in net loss was due to the decrease in professional fees and general and administrative fees incurred by the Company.

Liquidity and Capital Resources

As of December 31, 2020, our primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

Going Concern Uncertainties.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at December 31, 2020 of ($69,438) and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern.  Until we successfully consummate an acquisition with an operating company, we expect to continue to incur net losses.  Depending upon the financial profile of our acquired company, we may continue in our net loss position even after the acquisition of an operating company.  With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Net Cash Used in Operating Activities.

For the year ended December 31, 2020, net cash used in operating activities was $-0-, which consisted primarily of a net loss of $11,644, and increase in account payable of $10,535, and an increase in related party payables of $1,109.

For the year ended December 31, 2019, net cash used in operating activities was $-0-, which consisted primarily of a net loss of $33,336, an increase in accounts payable of $13,057, and an increase due from relate party of $20,279.

Net Cash Used In/Provided By Investing Activities.

There was no net cash used in or provided by investing activities during the year ended December 31, 2020, and 2019.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2020, net cash provided by financing activities was $-0-.

For the year ended December 31, 2019, net cash provided by financing activities was $-0.

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

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kreido Biofuels Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kreido Biofuels Inc (the "Company") as of December 31, 2020, and 2019 the related consolidated statements of operations, changes in shareholders' equity and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes collectively referred to as the "financial statements

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $11,644 for the year ended December 31, 2020, and an accumulated deficit of $49,056,271 at December 31, 2020. The continuation of the Company as a going concern through December 31, 2020, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

September 24th, 2021.

Lagos Nigeria

Kreido Biofuels, Inc.
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2020	2019

CURRENT ASSETS

Cash	$-	$-
Due from Related Party	-	-
Prepaid Expenses	-	-

Total Current Assets	-	-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	35,817	25,282
Related Party Payable	33,621	32,512
Note Payable - Short Term	-	-

Total Current Liabilities	69,438	57,794

LONG TERM LIABILITIES

Note Payable - Long Term	-	-

Total Long Term Liabilities	-	-

Total Liabilities	$69,438	$57,794

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, 0 shares issued and outstanding	-	-
Common stock; 300,000,000 shares authorized, at $0.001 par value, 1,956,452 shares issued and outstanding	1,956	1,956
Additional paid-in capital	48,984,877	48,984,877
Accumulated Deficit	(49,056,271)	(49,044,627)

Total Stockholders' Deficit	(69,438)	(57,794)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Kreido Biofuels, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2020	2019

REVENUES	$-	$-

EXPENSES
Professional Fees	5,000	28,609
General and administrative	6,644	4,727
Total operating expenses	11,644	33,336

OTHER INCOME/EXPENSE

Gain on settlement of debt	-	-

Total other income/(expense)	-	-

Total Expenses	11,644	33,336

LOSS FROM OPERATIONS	(11,644)	(33,336)

OTHER EXPENSES

Gain from discontinued operations	-	-

Total Other Expenses	-	-

LOSS BEFORE INCOME TAXES	(11,644)	(33,336)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(11,644)	$(33,336)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,956,452	1,956,452

The accompanying notes are an integral part of these financial statements

Kreido Biofuels, Inc.
Consolidated Statement of Stockholder's Equity

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2017	$1,956,452	$1,956	$48,963,527	$(48,972,333)	$(6,850)

Gain on forgiveness of debt	-	-	21,350	-	21,350

Net loss for the year December 31, 2018	-	-	-	(38,958)	(38,958)

Balance, December 31, 2018	$1,956,452	$1,956	$48,984,877	$(49,011,291)	$(24,458)

Net loss for the year December 31, 2019	-	-	-	(33,336)	(33,336)

Balance, December 31, 2019	$1,956,452	$1,956	$48,984,877	$(49,044,627)	$(57,794)

Net loss for the year December 31, 2020	-	-	-	(11,644)	(11,644)

Balance, December 31, 2020	$1,956,452	$1,956	$48,984,877	$(49,056,271)	$(69,438)

The accompanying notes are an integral part of these financial statements.

Kreido Biofuels, Inc.
Consolidated Statements of Cash Flows

For the Years Ended
December 31,
	2020	2019

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(11,644)	$(33,336)
Adjustments to reconcile net loss to net cash
used in operating activities:
Services contributed by shareholders	-	-
Expenses paid on behalf of company	-	-
Gain on discontinued operations	-	-
Changes in operating assets and liabilities:
Change in prepaid expenses	-	-
Change in notes payable - Short term	-	-
Change in accounts payable related party	1,109	20,279
Change in accounts payable	10,535	13,057

Net Cash Used in
Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided by
Financing Activities	-	-

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for debt	-	-
Conversion of accounts payable to note payable	-	-
Stock issued for accounts payable - related party	-	-

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

Principles of Consolidation

The accompanying consolidated financial statements for the years ended December 31, 2020 and 2019 include the accounts of the Company and its wholly-owned subsidiary, Kreido Laboratories, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  At December 31, 2020 and 2019, cash and cash equivalents include cash on hand and cash in the bank.

Stock-based compensation

The Company recognizes compensation expense for all stock-based compensation awards based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020 there were no deferred taxes as there was a full valuation allowance due to the uncertainty of the realization of net operating loss carry forward prior to expiration.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $0.001 par value. There were 1,956,452 shares of common stock outstanding at December 31, 2020 and 2019, respectively. There were no preferred shares outstanding during any periods presented.

2019

During 2019, a related party forgave an outstanding balance of $21,350 and the forgiveness of related party debt was recorded in additional paid-in capital.

NOTE 5 – INCOME TAXES

On December 22, 2017, the 2019 Tax Cuts and Jobs Act (“the Tax Act”) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2020, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax.

We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, no later than 2020.

The cumulative tax effect at the expected rate of 21% as of December 31, 2020 and 35% as of December 31, 2019 of significant items comprising our net deferred tax amount is as follows:

	2020	2019
Net operating loss carryover	49,056,271	49,044,627
Deferred tax asset	10,301,817	10,299,372
Impact of rate changes	-	-
Less: valuation allowance	(10,301,817)	(10,299,372)
Net deferred tax asset	$ -	$ -

At December 31, 2020, the Company had net operating loss carry forwards of approximately $49,056,271 that may be offset against future taxable income. The Tax Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2020, will now be limited to 80 percent of taxable income.

No tax benefit has been reported in the December 31, 2020, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years.  The last three years of tax returns are open for examination by taxing authorities.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, the Company has a related party payable in the amount of $33,621. At the year ended December 31, 2019, the Company had a related party receivable in the amount of $33,621.

During 2019, a related party paid a total of $32,512 for professional fees and paying off outstanding note payable balances on behalf of the Company.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2020, through the date the financial statements were issued and there have been no subsequent events for which disclosure is required.

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

As of December 31, 2020, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member. We do not have a formal audit committee.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9BOTHER INFORMATION

None.

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Set forth below is the name and age of each of our directors and executive officers as of December 31, 2020, together with all positions and offices held by them, the term of office and the period during which they have served.  All directors hold office for one year or until their successors are elected or appointed at the next annual meeting of our shareholders.  Our officers are appointed by our board of directors and hold office until their resignation or removal from office. The names, ages and positions of our directors and executive officers as of December 31, 2020, are as follows:

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

Significant Employees

As of December 31, 2020, we did not have any employees who are expected to make a significant contribution to our business.

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

Code of Ethics

Our Company has not adopted a Code of Ethics

Board of Directors

As of the date of this Report, we have one director on our board,  CHAN Kwok Wai Davy .  The director is not considered to be independent.  We plan to appoint additional independent directors to our board and committees in the future.  Our directors are reimbursed for expenses, if any, but our current director does not currently receive compensation.  Our board of directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date,  no security holders have made any such recommendations.  Our directors perform all functions that would otherwise be performed by committees.  Given the present size of our board, it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee

As sole director, Mr. Chan performs the function of an audit committee and is not considered to be independent.  If we find a business opportunity, we may appoint additional independent directors to our board and committees in the future.  We do not have any independent board members on our audit committee who are financial experts.  We do not have an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.

Corporate Governance

As of the date of this Report, no material changes were made to the procedures by which security holders may recommend nominees to our board of directors.

Compliance with Section 16(a) of the Exchange Act

To the best of our knowledge based on the available information as of December 31, 2020, all our executive officers and directors and persons who own more than 10% of a registered class of our equity securities filed all Section 16(a) reports with the SEC in a timely manner and provided us with copies of initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3, 4, 5 and amendments thereto respectively in accordance with the requirements of the Section 16(a) of the Exchange Act.

ITEM 11EXECUTIVE COMPENSATION

The following table sets forth certain information regarding our officers, directors and employees' annual and long-term compensation for the fiscal years ended December 31, 2020 and 2019.  We do not currently have any employment related benefits, such as health or life insurance, available for our officers, directors and employees.  Our directors, officers and employees do not currently receive any long-term compensation.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus	Options Awards	All Other Compensation	Total ($)
Wai Lim Wong Former President and Chairman	2020 2019	$ $	0 0	0 0	0 0	0 0	0 0

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

Compensation Committee

Kreido Biofuels, Inc. has not yet provided any compensation to its directors in the fiscal year ended December 31, 2020. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future. Prior to the Share Purchase, G. Reed Petersen, the sole director and officer of the Company was not receiving compensation for his services.

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

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2020, with respect to the beneficial ownership of our common stock by (1) each director, (2) each executive officer, (3) each significant employee, (4) our directors and officers as a group, (5) and each person known by us to own beneficially more than 5% of our common stock.  Under relevant provisions of the Exchange Act, a person is deemed to be a “beneficial owner” of a security if he or she has, or shares, the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.  More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 1,956,452 outstanding shares of our common stock as of December 31, 2020.

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

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our auditor for services rendered during the fiscal years ended December 31, 2020 and 2019, are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2020	Fiscal year ended December 31, 2019

Audit fees (1)	$3,000	$3,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$3,000	$3,000

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