Form 10-Q
period 2021-03-31
Kreido Biofuels, Inc.
filed 2021-09-28
CIK 1342219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 31, 2021, the Company had outstanding 1,956,452 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of March 31, 2021.

ITEM 1.FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

CONTENTS

Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (unaudited)	4

Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2021 and 2020 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2021 and 2020 (unaudited)	6

Statements of Stockholders’ Deficit as of March 31, 2021 (unaudited) and September 30, 2020	7

Notes to the Unaudited Condensed Consolidated Financial Statements	8

Kreido Biofuels, Inc.
Balance Sheets
(Unaudited)

ASSETS

	March 31,	December 31,
	2021	2020

CURRENT ASSETS

Total Current Assets	-	-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	37,142	35,817
Related Party Payable	34,596	33,621

Total Current Liabilities	71,738	69,438

LONG TERM LIABILITIES

Total Long Term Liabilities	-	-

Total Liabilities	$71,738	$69,438

STOCKHOLDERS' DEFICIT

Preferred stock: 10,000,000 shares authorized, at $0.001 par value, 0 shares issued and outstanding	-	-
Common stock: 300,000,000 shares authorized, at $0.001 par value, 1,956,452 shares issued and outstanding, respectively	1,956	1,956
Additional paid-in capital	48,984,877	48,984,877
Accumulated Deficit	(49,058,571)	(49,056,271)

Total Stockholders' Deficit	(71,738)	(69,438)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Kreido Biofuels, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

REVENUES	$-	$-

EXPENSES
General and administrative	2,300	1,671

Total Expenses	2,300	1,671

LOSS FROM OPERATIONS	(2,300)	(1,671)

NET LOSS	$(2,300)	$(1,671)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,956,452	1,956,452

The accompanying notes are an integral part of these unaudited financial statements

Kreido Biofuels, Inc.
Statements of Stockholders' Equity (Deficit)
(Unaudited)
	Three-Month Period Ended March 31, 2020
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	1,956,452	$1,956	$48,984,877	$(49,044,627)	$(57,794)

Net loss	-	-	-	(1,671)	(1,671)

Balance, March 31, 2020	1,956,452	$1,956	$48,984,877	$(49,046,298)	(59,465)

	Three-Month Period Ended March 31, 2021
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	1,956,452	$1,956	$48,984,877	$(49,057,571)	$(69,438)

Net loss	-	-	-	(2,300)	(2,300)

Balance, March 31, 2021	1,956,452	$1,956	$48,984,877	$(49,059,871)	(71,738)

The accompanying notes are an integral part of these unaudited financial statements.

Kreido Biofuels, Inc.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(2,300)	$(1,671)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Change in accounts payable related party	975	975
Change in accounts payable	1,325	696

Net Cash Used in
Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash Provided by
Financing Activities	-	-

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

The accompanying notes are an integral part of these unaudited financial statements.

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2021 and December 31, 2020

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

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2021 and December 31, 2020

(Unaudited)

two directors will continue to manage the Company; however, it is possible that with any business combination, new management will be appointed.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements at March 31, 2021 and December 31, 2020, include the accounts of the Company and its wholly-owned subsidiary, Kreido Laboratories, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

March 31, 2021 and December 31, 2020

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

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  The company had no cash balances as of March 31, 2021 and December 31, 2020.

Stock-based compensation

The Company recognizes compensation expense for all stock-based compensation awards based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2021 and December 31, 2020 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

Notes to Financial Statements

March 31, 2021 and December 31, 2020

(Unaudited)

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $0.001 par value. There were 1,956,452 shares of common stock outstanding at March 31, 2021 and December 31, 2020. There were no preferred shares outstanding during any periods presented.

2019

During 2020, a related party forgave an outstanding balance of $21,350 and the forgiveness of related party debt was recorded in additional paid-in capital.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2021, and December 31, 2020, the Company had a related party payable in the amount of $34,596 and $33,621. The related party payable is a shareholder in the Company, who advanced a total of $975 during the three months ended March 31, 2021 to provide working capital for the Company. The loans are unsecured, non-interest and due on demand.

NOTE 6 – SUBSEQUENT EVENTS

There were no subsequent events for the period ending March 31, 2021.

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2021 and December 31, 2020

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2021 and 2020.

Revenues. The Company generated net revenues of $-0- during the three months ended March 31, 2021 as compared to $-0- for the three months ended March 31, 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2021 were $2,300 compared to $1,671 during the three months ended March 31, 2020. The Company expects that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our business. Professional fees such as accounting and legal fees are also expected to increase during the next nine months.

Other Income (Expense). The Company had net other expenses of $ -0- for the three months ended March 31, 2021 compared to $ -0- during the three months ended March 31, 2020.

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2021 and December 31, 2020

(Unaudited)

Net Loss. The Company had a net loss of $2,300 for the three months ended March 31, 2021 compared to $1,671 net loss during the three months ended March 31, 2020. The increase in net loss was due to the increase general and administrative fees incurred by the Company.

Liquidity and Capital Resources

As of March 31, 2020, our primary source of liquidity consisted of $-0-in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions.  Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2021 of $71,738 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2021, and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

March 31, 2021 and December 31, 2020

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

As of March 31, 2021 the end of our first quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member. We do not have a formal audit committee.

KREIDO BIOFUELS, INC.

Notes to Financial Statements

March 31, 2021 and December 31, 2020

(Unaudited)

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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