Form 10-Q
period 2021-09-30
Kreido Biofuels, Inc.
filed 2021-11-15
CIK 1342219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 333-130606

KREIDO BIOFUELS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-3240178
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Unit 1010-15, 10/F, Tower B, New Mandarin Plaza, 14 Science Museum Road,
Tsim Sha Tsui East, KLN, HK	84109
(Address of Principal Executive Offices)	(Zip Code)

(801) 209-0740

(Issuer’s Telephone Number)

____________________________________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 12, 2021, the Company had outstanding 2,706,513 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of September 30, 2021.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

Kreido Biofuels, Inc.
Condensed Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2021	2020

CURRENT ASSETS

Cash	$37,693	$-
Prepaid Expenses	-	-

Total Current Assets	37,693	-

TOTAL ASSETS	37,693	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts Payable	36,478	35,817
Promissory note	51,000	-
Related Party Payable	34,596	33,621

Total Current Liabilities	122,074	69,438

LONG TERM LIABILITIES

Total Long Term Liabilities	-	-

Total Liabilities	$122,074	$69,438

STOCKHOLDERS’ DEFICIT

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, 0 shares issued and outstanding	-	-
Common stock; 300,000,000 shares authorized, at $0.001 par value, 2,706,513 and 1,956,513 shares issued and outstanding, respectively	1,956	1,956
Common stock to be issued	750	-
Additional paid-in capital	49,396,627	48,984,877
Accumulated Deficit	(49,483,714)	(49,056,271)

Total Stockholders’ Deficit	(84,381)	(69,438)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,693	$-

The accompanying notes are an integral part of these unaudited financial statements.

Kreido Biofuels, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

REVENUES	$-	$-	$-	$-

EXPENSES
Professional Fees	11,273	2,500	(11,273)	5,000
General and administrative	414,133	872	(416,170)	5,307

Total Expenses	425,406	3,372	(427,443)	10,307

LOSS FROM OPERATIONS	(425,406)	(3,372)	(427,443)	(10,307)

NET LOSS	$(425,406)	$(5,264)	$(427,443)	$(10,307)

BASIC AND DILUTED LOSS PER SHARE	$(0.22)	$(0.00)	$(0.21)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	1,956,513	1,956,452	1,956,513	1,956,452

The accompanying notes are an integral part of these unaudited financial statements

Kreido Biofuels, INC.
Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Nine-Month Period Ended September 30, 2020
			Common
	Common Stock		stock	Additional	Accumulated
	Shares	Amount	to be issued	Paid-In	Deficit	Total

Balance, December 31, 2019	1,956,452	$1,956	-	$48,984,877	$(49,044,627)	$(57,794)

Net loss	-	-	-	-	(10,307)	(10,307)

Balance, September 30, 2020	1,956,452	$1,956	-	$48,984,877	$(46,054,934)	(68,101)

	Nine-Month Period Ended September 30, 2021
			Common	Additional
	Common Stock		stock	Paid-In	Accumulated
	Shares	Amount	to be issued	Capital	Deficit	Total

Balance, December 31, 2020	1,956,452	$1,956	$-	$48,984,877	$(49,056,271)	$(69,438)

Fractional shares from reverse split	61	-	-	-	-	-
Shares issued for services	-	-	750	411,750	-	412,500
Net loss	-	-		-	(427,443)	(427,443)

Balance, September 30, 2021	1,956,513	$1,956	$750	$49,396,627	$(49,483,714)	(84,381)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kreido Biofuels, INC.
Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Three-Month Period Ended September 30, 2020

			Common	Additional
	Common Stock		stock	Paid-In	Accumulated
	Shares	Amount	to be issued	Capital	Deficit	Total

Balance, December 31, 2019	1,956,452	$1,956	$-	$48,984,877	$(49,044,627)	$(57,794)

Net loss					(1,671)	(1,671)
Balance, March 31, 2020	1,956,452	$1,956	$-	$48,984,877	$(49,046,298)	$(59,465)

Net loss					(5,264)	(5,264)
Balance, June 30, 2020	1,956,452	$1,956	$-	$48,984,877	$(49,051,562)	(64,729)

Net loss	-	-		-	(3,372)	(3,372)
Balance, September 30, 2020	1,956,452	$1,956	$-	$48,984,877	$(49,054,934)	$(68,101)

	Three-Month Period Ended September 30, 2021

			Common	Additional
	Common Stock		stock	Paid-In	Accumulated
	Shares	Amount	to be issued	Capital	Deficit	Total

Balance, December 31, 2020	1,956,452	$1,956	$-	$48,984,877	$(49,056,271)	$(69,438)

Net loss	-	-	-	-	(2,300)	(2,300)
Balance, March 31, 2021	1,956,452	$1,956	$-	$48,984,877	$(49,058,571)	$(71,738)

Net loss	-	-	-	-	263	263
Balance, June 30, 2021	1,956,452	$1,956	$-	$48,984,877	$(49,058,308)	(71,475)

Fractional shares from reverse split	61	-	-	-	-	-
Shares issued for services	-	-	750	411,750	-	412,500
Net loss	-	-	-	-	(425,406)	(425,406)
Balance, September 30, 2021	1,956,513	$1,956	$750	$49,396,627	$(49,483,714)	$(84,381)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kreido Biofuels, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(427,443)	$(10,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	412,500
Changes in operating assets and liabilities:
Change in account payable - related party	661	1,109
Change in accounts payable	975	9,198

Net Cash Used in
Operating Activities	(13,307)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Proceeds from promissory note	51,000	-

Net Cash Provided by
Financing Activities	51,000	-

NET INCREASE IN CASH	37,693	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$37,693	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for debt	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

KREIDO BIOFUELS, INC.

Notes to Condensed Financial Statements

September 30, 2021 and December 31, 2020

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

KREIDO BIOFUELS, INC.

Notes to Condensed Financial Statements

September 30, 2021 and December 31, 2020

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the nine months ended September 30, 2021 and 2020 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 audited financial statements. The results of operations for the periods ended September 30, 2021 are not necessarily indicative of the operating results for the full year.

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

Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended September 30, 2021 and 2020 there were no potentially dilutive debt or equity instruments issued or outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.

Stock-based compensation

The Company recognizes compensation expense for all stock-based compensation awards based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Income Taxes

Under ASC 740, ”Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2021 and December 31, 2020 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

KREIDO BIOFUELS, INC.

Notes to Condensed Financial Statements

September 30, 2021 and December 31, 2020

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

Recent Accounting Pronouncements

The FASB established the Accounting Standards Codification (“Codification” or ”ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).

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

NOTE 3 - GOING CONCERN

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans, which raises substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

KREIDO BIOFUELS, INC.

Notes to Condensed Financial Statements

September 30, 2021 and December 31, 2020

(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $.001 par value.

There were 1,956,513 shares of common stock outstanding at September 30, 2021 and December 31, 2020. There were no preferred shares outstanding during any periods presented.

On October 15, 2021, the Company issued 750,000 shares of its common stock to a third party for services rendered, at the current market value of $0.55per share, totaling $412,500 as stock-based compensation recorded during the quarter ended September 30, 2021. At September 30, 2021, there were 750,000 shares of its common stock to be issued.

2019

During 2019, a related party forgave an outstanding balance of $21,350 and the forgiveness of related party debt was recorded in additional paid-in capital.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2021 and December 31, 2020, the Company had a related party payable in the amount of $34,596 and $33,621. The related party payable is a shareholder in the Company, who advanced a total of $975 during the nine months ended September 30, 2021 to provide working capital for the Company. The advances are unsecured, non-interest and due on demand.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from September 30, 2021, through the date the financial statements were issued. There have been no subsequent events after September 30, 2021 for which disclosure is required.

On October 15, 2021, the Company issued 750,000 shares of its common stock to a third party for services rendered.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine month periods ended September 30, 2021 and 2020.

Revenues. The Company generated net revenues of $-0- during the three and nine months ended September 30, 2021 as compared to $-0- for the three and nine months ended September 30, 2020.

General and Administrative Expenses. For the three months ended September 30, 2021, the Company had general and administrative expenses in the amount of $414,133, compared to $2,764 for the same period ended September 30, 2020. General and administrative expenses for the nine months ended September 30, 2021 were $416,170 compared to $4,435 during the nine months ended September 30, 2020. These increases are due to stock-based compensation expense, transfers agents fees, Security and Exchange Commission fees, and State Registrations fees incurred by the Company.

Professional Fees. For the three months ended September 30, 2021, the Company had Professional Fees in the amount of $11,273, compared to $2,500 for the same period ended September 30, 2020. Professional Fee expenses for the nine months ended September 30, 2021 were $11,273 compared to $2,500 during the nine months ended September 30, 2020. These increases are due to auditor, accounting and legal fees incurred by the Company.

Other Income (Expense). The Company had net other expenses of $-0- for the three and nine months ended September 30, 2021 compared to $-0- during the three and nine months ended September 30, 2020.

Net Loss. For the three months ended September 30, 2021, the Company had a net loss of $425,406, as compared to $5,264 for the same period ended September 30, 2020. The Company had a net loss of $427,443 for the nine months ended September 30, 2021 compared to a $6,935 net loss during the nine months ended Septemner 30, 2020. The increase in net loss was due to the increase in professional fees and general and administrative fees incurred by the Company.

Liquidity and Capital Resources

As of September 30, 2021, our primary source of liquidity consisted of $37,693 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at September 30, 2021 of $84,381 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2021 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of September 30, 2021, the end of our third quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIESAND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
31.1	Certification by Chief Executive Officer, CHAN Kwok Wai Davy, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, CHAN Kwok Wai Davy, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer, CHAN Kwok Wai Davy, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KREIDO BIOFUELS, INC.

Date: November 12, 2021	By:	/s/ CHAN Kwok Wai Davy
CHAN Kwok Wai Davy
Chief Executive Officer

