Form 10-K
period 2021-12-31
Kreido Biofuels, Inc.
filed 2022-03-18
CIK 1342219

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended:  December 31, 2021

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000-55909

KREIDO BIOFUELS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3240178
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 357, Ren’ai Street

Yongkang District

Tainan City, Taiwan

71072

(Address of principal executive offices) (Zip Code)

+886-2542372

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2021, the Company had outstanding 2,706,513 shares of common stock, par value $0.001 per share. Of those, 1,186,670 shares were held by non-affiliates of the registrant. As of June 30, 2021, the aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $308,534 based on the closing price of the Company’s common stock as quoted on the OTC Markets on that date.

The number of shares outstanding of the Registrant’s ordinary shares as of March 15, 2022 was 14,706,513.

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

i

ITEM 1. DESCRIPTION OF BUSINESS

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

Background

Kreido Biofuels, Inc. (“Kreido Biofuels,” “we” or the “Company”) was incorporated on February 7, 2005, under the name Gemwood Productions, for the purpose of marketing and selling day spa services to tourists at resort destinations throughout Mexico. On November 2, 2006, we changed our name to Kreido Biofuels, Inc. in connection with the acquisition of Kreido Laboatories, Inc., a California corporation (“Kreido Labs”), and the disposition of the Gemwood Leasco, Inc. subsidiary, through which entity the tourist business had been carried out. Kreido Labs was founded to develop proprietary technology for building micro-composite materials for electronic applications, and developed technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the pharmaceutical and special chemical industries.  In the first quarter of 2006, Kreido Labs elected to focus exclusively on the biodiesel industry. This business was not successful, and we sold the technology and related assets to an unrelated party on March 5, 2009. After that disposition, we sought unsuccessfully for another acquisition until the present time. In November of 2019, the Company discontinued operations of its subsidiary, Kreido Labs.

Our registration statement on Form SB-2, file number 333-140718, became effective on June 28, 2007.  Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2008, we continued to file annual and quarterly reports with the Securities and Exchange Commission on a voluntary basis through the quarter ended September 30, 2009.  On February 16, 2009, we elected to terminate our registration and our election to file periodic reports. On March 2, 2018, we filed a registration statement on Form 10, and the registration statement became effective on May 8, 2018.

On November 10, 2017, the Company issued 142,924,167 shares of common stock to Reed Petersen, its then officer and director in consideration of cash of $21,434 paid by him to satisfy accounts payable of the Company, and in conversion of $150,075 in accounts payable which he had acquired from the owners of that debt. This transaction was exempt under section 4(2) of the Securities Act of 1933 as one not involving any public solicitation or public offering, and was also exempt under Section 4(5) as an offering solely to accredited investors not involving any public solicitation or public offering.

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

On September 7, 2021, Board of Directors Board of Directors accepted the resignation of Wai Lim Wong, and appointed CHAN Kwok Wai Davy as a new member of the Board of Directors and CEO.

On December 14, 2021, the Company, nine stockholders (the “Selling Stockholders”) and six purchasers (the “Purchasers”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which the Purchasers agreed to purchase from the Selling Stockholders 13,099,243 shares of common stock of the Company, par value $0.001 (collectively, the “Shares”), constituting approximately 89% of the issued and outstanding shares of common stock of the Company, for aggregate consideration of Four Hundred Twenty Thousand Dollars ($420,000) in accordance with the terms and conditions of the SPA. The acquisition of the Shares consummated on December 20, 2021, and the Shares were ultimately purchased by the following individuals:

Selling Shareholder	No. of Common Stock	Purchaser
DOU Chu Ju	554,856	PG MAX & CO, LLC
ZHANG Chao	214,387	CHEN,HSUEH-NI
HEUNG Kin Leung Kenny	55,000	HSIAO, CHUNG-PIN
HEUNG Pak Kuen	55,000	HSIAO, CHUNG-PIN
HEUNG Teui Yee	55,000	HSIAO, YU-CHIAO
KWAN Chin Man	55,000	HSIAO, YU-CHIAO
LEUNG Wong Hung	55,000	HSU, CHENG-HSING
MAK Chit Ming Brian	55,000	HSU, CHENG-HSING
Pang King Sau Nelson	12,000,000	Orient Express & Co., Ltd.

Total	13,099,243

Orient Express & Co., Ltd. holds a controlling interest in the Company, and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders. Cheng Hsing Hsu, our new Chief Financial Officer and Director, is the director and controlling shareholder of Orient Express & Co., Ltd.

Upon the consummation of the sale, Chan Kwok Wai Davy, our sole executive officer and director, resigned from all of his positions with the Company, effective December 20, 2021. His resignation was not due to any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Concurrently with such resignation, the following individuals were appointed to serve in the positions set forth next to their names, until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal:

Name	Position
HSIAO, Chung Pin	Chief Executive Officer and Director
HSIAO, Yu-Chiao	Secretary and Director
HSU, Cheng Hsing	Chief Financial Officer and Director

Chung Pin HSIAO and Yu Chiao HSIAO are siblings. Except as set forth in the foregoing, none of the directors or executive officers has a direct family relationship with any of the Company’s directors or executive officers, or any person nominated or chosen by the Company to become a director or executive officer. All officers and directors will serve in his or her positions without compensation. The Company hopes to enter into a compensatory arrangement with each officer in the future.

Business Focus

Our current business is to seek to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our acquisition strategy is to assess a broad range of potential business combination targets and complete a business combination. In doing so, we will evaluate the historical financial statements of the target, its management, and projected future results. In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us.

We are in active discussions with affiliates of our directors, officers and or significant shareholders to effect a business combination but have not yet executed any definitive agreements. There can be no assurance that we will be able to successfully effect a business combination with such affiliates.

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

As indicated in the accompanying financial statements, as at December 31, 2021, we had $0 in cash. Further, we expect to incur significant costs in the pursuit of our acquisition plans, which could be funded by advances from management. We cannot assure you that our plans to raise capital or to complete our business combination will be successful.

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

Transfer Online Inc. located at 512 SE Salmon Street, Portland Oregon 97214, telephone number (503) 227-2950, facsimile 503) 227-6874, serves as our stock transfer agent.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

Our corporate and executive office is located No. 357, Ren’ai Street, Yongkang District, Tainan City, Taiwan 71072, telephone number +886-2542372. The office premise is being provided by our executive officer without charge.

We believe that our current facilities are adequate for our current needs. We expect to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we or our subsidiaries are a party or to which any of our or their property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, affiliates or any owner of record or beneficially of more than 5% of our common stock, or any associate of any of the foregoing, is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our common stock is quoted on the OTC PK under the symbol “KRBF”.  As of March 14, 2022, the last closing price of our securities was $6.40. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. Set forth below is the range of high and low bid information for each quarter within the last two fiscal years as provided by the OTC Markets website:

Quarter	High	Low
2021 Fourth Quarter	$2.100	$0.003
2021 Third Quarter	$0.435	$0.003
2021 Second Quarter	$0.390	$0.020
2021 First Quarter	$0.648	$0.075
2020 Fourth Quarter	$0.944	$0.202
2020 Third Quarter	$0.944	$0.261
2020 Second Quarter	$1.070	$0.250
2020 First Quarter	$1.080	$0.750

(b)  Approximate Number of Holders of Common Stock

As of March 15, 2022, there were approximately 112 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

None.

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and Overview

Kreido Biofuels, Inc. (“Kreido Biofuels,” “we” or the “Company”) was incorporated on February 7, 2005 under the name Gemwood Productions. On November 2, 2006, we changed our name to Kreido Biofuels, Inc.

Our registration statement on Form SB-2, file number 333-140718, became effective on June 28, 2007.  Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2008, we continued to file annual and quarterly reports with the Securities and Exchange Commission on a voluntary basis through the quarter ended September 30, 2009.  On February 16, 2009, we elected to terminate our registration and our election to file periodic reports. On March 2, 2018, we filed a registration statement on Form 10, and the registration statement became effective on May 8, 2018.

On November 10, 2017, the Company issued 142,924,167 shares of common stock to Reed Petersen, its then officer and director in consideration of cash of $21,434 paid by him to satisfy accounts payable of the Company, and in conversion of $150,075 in accounts payable which he had acquired from the owners of that debt. This transaction was exempt under section 4(2) of the Securities Act of 1933 as one not involving any public solicitation or public offering, and was also exempt under Section 4(5) as an offering solely to accredited investors not involving any public solicitation or public offering.

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

On September 7, 2021, Board of Directors Board of Directors accepted the resignation of Wai Lim Wong, and appointed CHAN Kwok Wai Davy as a new member of the Board of Directors and CEO.

On December 14, 2021, the Company, nine stockholders (the “Selling Stockholders”) and six purchasers (the “Purchasers”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which the Purchasers agreed to purchase from the Selling Stockholders 13,099,243 shares of common stock of the Company, par value $0.001 (collectively, the “Shares”), constituting approximately 89% of the issued and outstanding shares of common stock of the Company, for aggregate consideration of Four Hundred Twenty Thousand Dollars ($420,000) in accordance with the terms and conditions of the SPA. The acquisition of the Shares consummated on December 20, 2021, and the Shares were ultimately purchased by the following individuals:

Selling Shareholder	No. of Common Stock	Purchaser
DOU Chu Ju	554,856	PG MAX & CO, LLC
ZHANG Chao	214,387	CHEN,HSUEH-NI
HEUNG Kin Leung Kenny	55,000	HSIAO, CHUNG-PIN
HEUNG Pak Kuen	55,000	HSIAO, CHUNG-PIN
HEUNG Teui Yee	55,000	HSIAO, YU-CHIAO
KWAN Chin Man	55,000	HSIAO, YU-CHIAO
LEUNG Wong Hung	55,000	HSU, CHENG-HSING
MAK Chit Ming Brian	55,000	HSU, CHENG-HSING
Pang King Sau Nelson	12,000,000	Orient Express & Co., Ltd.

Total	13,099,243

Orient Express & Co., Ltd. holds a controlling interest in the Company, and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders. Cheng Hsing Hsu, our new Chief Financial Officer and Director, is the director and controlling shareholder of Orient Express & Co., Ltd.

Upon the consummation of the sale, Chan Kwok Wai Davy, our sole executive officer and director, resigned from all of his positions with the Company, effective December 20, 2021. His resignation was not due to any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Concurrently with such resignation, the following individuals were appointed to serve in the positions set forth next to their names, until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal:

Name	Position
HSIAO, Chung Pin	Chief Executive Officer and Director
HSIAO, Yu-Chiao	Secretary and Director
HSU, Cheng Hsing	Chief Financial Officer and Director

Chung Pin HSIAO and Yu Chiao HSIAO are siblings. Except as set forth in the foregoing, none of the directors or executive officers has a direct family relationship with any of the Company’s directors or executive officers, or any person nominated or chosen by the Company to become a director or executive officer. All officers and directors will serve in his or her positions without compensation. The Company hopes to enter into a compensatory arrangement with each officer in the future.

Our current business is to seek to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our acquisition strategy is to assess a broad range of potential business combination targets and complete a business combination. In doing so, we will evaluate the historical financial statements of the target, its management, and projected future results. In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended 2021 and 2020.

Revenues. The Company generated revenues of $-0- during the year ended December 31, 2021, as compared to $-0- for the year ended December 31, 2020.

Operating Expenses.  Operating expenses for the year ended December 31, 2021 were $437,966, consisting primarily of professional fees, compared to $11,644 for the year ended December 31, 2020.  The increase is mainly the result of stock based compensation in relation to consulting service rendered.

We expect operating expenses to increase as we continue our process of identifying prospective acquisition targets and hopefully successfully consummate such an acquisition.

Other Income (Expense). The Company had net other income of $43,149 for the year ended December 31, 2021 compared to $-0- during the year ended December 31, 2020. The increase is mainly due to gain from forgiveness of related party debts.

Net Loss.  For the year ended December 31, 2021, the Company had a net loss of $394,817, as compared to $11,644 for the year ended December 31, 2020. The increase in net loss was due to the addition of stock based compensation expense.

Liquidity and Capital Resources

As of December 31, 2021, our primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

Going Concern Uncertainties.

We have sustained significant net losses which have resulted in a total stockholders’ deficit as at December 31, 2021 of $755 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Until we successfully consummate an acquisition with an operating company, we expect to continue to incur net losses. Depending upon the financial profile of our acquired company, we may continue in our net loss position even after the acquisition of an operating company. With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Net Cash Used in Operating Activities.

For the year ended December 31, 2021, net cash used in operating activities was $51,000, which consisted primarily of a net loss of $394,817, $42,174 gain from the forgiveness of debts and a decrease in account payable of $26,509, offsetting by stock based compensation expense of $412,500.

For the year ended December 31, 2020, net cash used in operating activities was $-0-, which consisted primarily of a net loss of $11,644, and increase in account payable of $10,535, and an increase in related party payables of $1,109.

Net Cash Used In/Provided By Investing Activities.

There was no net cash used in or provided by investing activities during the year ended December 31, 2021 and 2020.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2021, net cash provided by financing activities was $51,000, from the issuance of promissory note.

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

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kreido Biofuels Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kreido Biofuels Inc. (the "Company") as of December 31, 2021, and 2020 the related statements of operations, changes in shareholders' equity and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes collectively referred to as the "financial statements”.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $394,817 for the year ended December 31, 2021, and an accumulated deficit of $755 as at December 31, 2021. The continuation of the Company as a going concern through December 31, 2021, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

March [•], 2022.

Lagos Nigeria

We have served as the Company's auditor since September 2020.

PCAOB Number: {5968}

Kreido Biofuels, Inc.

Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS

Cash	$–	$–

TOTAL ASSETS	–	–

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	$755	$35,817
Related Party Payable	–	33,621

Total Current Liabilities	755	69,438

Total Liabilities	755	69,438

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, 0 shares issued and outstanding	–	–
Common stock; 300,000,000 shares authorized, at $0.001 par value, 14,706,513 and 1,956,452 shares issued and outstanding, respectively	14,706	1,956
Additional paid-in capital	49,435,627	48,984,877
Accumulated Deficit	(49,451,088)	(49,056,271)

Total Stockholders' Deficit	(755)	(69,438)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these financial statements.

Kreido Biofuels, Inc.

Statements of Operations

	For the Years Ended December 31,
	2021	2020

REVENUES	$–	$–

EXPENSES
Professional Fees	424,816	5,000
General and administrative	13,150	6,644
Total operating expenses	437,966	11,644

LOSS FROM OPERATIONS	(437,966)	(11,644)

OTHER INCOME
Gain on settlement of debt	43,149	–

Total other income	43,149	–

LOSS BEFORE INCOME TAXES	(394,817)	(11,644)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(394,817)	$(11,644)

BASIC AND DILUTED LOSS PER SHARE	$(0.13)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,966,930	1,956,452

The accompanying notes are an integral part of these financial statements

Kreido Biofuels, Inc.

Statements of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	$1,956,452	$1,956	$48,963,527	$(48,972,333)	$(6,850)

Gain on forgiveness of debt	–	–	21,350	–	21,350

Net loss for the year December 31, 2018	–	–	–	(38,958)	(38,958)

Balance, December 31, 2018	$1,956,452	$1,956	$48,984,877	$(49,011,291)	$(24,458)

Net loss for the year December 31, 2019	–	–	–	(33,336)	(33,336)

Balance, December 31, 2019	$1,956,452	$1,956	$48,984,877	$(49,044,627)	$(57,794)

Net loss for the year December 31, 2020	–	–	–	(11,644)	(11,644)

Balance, December 31, 2020	$1,956,452	$14,706	$48,984,877	$(49,056,271)	$(69,438)

Fractional shares	61	–	–	–	–
Shares issued for service rendered	750,000	750	411,750	–	412,500
Shares issued for the conversion of promissory note	12,000,000	12,000	39,000	–	51,000
Net loss for the year December 31, 2021	–	–	–	(394,817)	(394,817)

Balance, December 31, 2021	$14,706,513	$14,706	$49,435,627	$(49,451,088)	$(755)

The accompanying notes are an integral part of these financial statements.

Kreido Biofuels, Inc.

Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(394,817)	$(11,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	412,500	–
Gain from the forgiveness of debt	(42,174)	–
Changes in operating assets and liabilities:
Change in accounts payable related party	–	1,109
Change in accounts payable	(26,509)	10,535

Net Cash Used in Operating Activities	(51,000)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note	51,000	–

Net Cash Provided by Financing Activities	51,000	–
NET INCREASE IN CASH	–	–

CASH AT BEGINNING OF YEAR	–	–

CASH AT END OF YEAR	$–	$–

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$–	$–
Income Taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for debt	$51,000	$–

The accompanying notes are an integral part of these financial statements.

Kreido Biofuels, Inc.

Notes to financial statements

For the year ended December 31, 2021

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

Kreido Biofuels, Inc. (the “Company” or “KRBF”) was incorporated as Gemwood Productions, Inc. under the laws of the State of Nevada on February 7, 2005. Gemwood Productions, Inc. changed its name to Kreido Biofuels, Inc. on November 2, 2006. The Company took its current form on January 12, 2007 when Kreido Laboratories, Inc. (“Kreido Labs”), completed a reverse triangular merger with Kreido Biofuels, Inc.

Kreido Labs, formerly known as Holl Technologies Company, was incorporated on January 13, 1995 under the laws of the State of California. Since incorporation, Kreido Labs has been engaged in activities required to develop, patent and commercialize its products. Kreido Labs was the creator of reactor technology that was designed to enhance the manufacturing of a broad range of chemical products.

The cornerstone of Kreido Labs’ technology was its patented STT® (Spinning Tube in Tube) diffusional chemical reacting system, which were both a licensable process and a licensable system. In 2005, the Company demonstrated how the STT® could make biodiesel from vegetable oil rapidly with almost complete conversion and less undesirable by-products. The Company had continued to pursue this activity, built and tested a pilot biodiesel production unit and, prior to June 20, 2008, was in the process of developing the first of its commercial biodiesel production plants in the United States that, if constructed and put into operation, was expected to produce approximately 33 million to 50 million gallons per year. On June 20, 2008, the Company announced that due to the weakening of the economy, the continued financial market turmoil and the inability to raise needed capital to finance site construction and plant start-up costs, the Company was suspending work regarding its flagship biodiesel production plant at the Port of Wilmington, North Carolina. In November of 2018, the Company discontinued operations of its subsidiary, Kreido Labs.

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

We have not selected any specific business combination target. Our sole officer and director presently has, and in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if our officer and director becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officer/director will materially affect our ability to complete our business combination.

Our executive officer is not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combination targets and monitoring the related due diligence.

On December 14, 2021, certain shareholders owning 13,099,243 of our common stock, representing a majority of issued and outstanding shares, agreed to sell their shares to 6 shareholders. This constitutes a change in control of the Company.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021 [there were no deferred taxes as there was a full valuation allowance due to the uncertainty of the realization of net operating loss carry forward prior to expiration.]

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

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $0.001 par value. There were 14,706,513 and 1,956,452 shares of common stock outstanding at December 31, 2021 and 2020, respectively. There were no preferred shares outstanding during any periods presented.

During the year ended December 31, 2021, a related party forgave an outstanding balance of $33,621 and the forgiveness of related party debt was recorded in additional paid-in capital.

On October 15, 2021, the Company issued 750,000 shares of its common stock to a third party for services rendered, at the current market value of $0.55 per share, totaling $412,500 as stock-based compensation recorded for the year ended December 31, 2021.

In September 2021, the Company received a promissory note of $51,000 in a term of 3 months with interest charge at 12% per annum. In December 2021, upon the maturity, the Company converted the promissory note of $12,000 into 12,000,000 shares of its common stock and the corresponding outstanding balance and interest charge was waived by the note holder.

There were 14,706,513 and 1,956,452 shares of common stock outstanding at December 31, 2021 and 2020, respectively. There were no preferred shares outstanding during any years presented.

NOTE 5 – INCOME TAXES

On December 22, 2017, the 2019 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax.

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

The cumulative tax effect at the expected rate of 21% as of December 31, 2021 and 2020 of significant items comprising our net deferred tax amount is as follows:

	2021	2020
Net operating loss carryover	$49,451,088	$49,056,271
Deferred tax asset	10,384,728	10,301,817
Impact of rate changes
Less: valuation allowance	(10,384,728)	(10,301,817)
Net deferred tax asset	$–	$–

At December 31, 2021, the Company had net operating loss carry forwards of approximately $49,451,088 that may be offset against future taxable income. The Tax Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2020, will now be limited to 80 percent of taxable income.

No tax benefit has been reported in the December 31, 2021, the Company’s financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years.   The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382.

Based on our analysis performed as of December 31, 2021, the Company has experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should be subject to a Section 382 limitation as of this reporting date.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, a related party forgave an outstanding balance of $33,621 and the forgiveness of related party debt was recorded in additional paid-in capital. As of December 31, 2020, the Company had a zero balance of related party payable.

During the year ended December 31, 2021, the Company has been provided with free office space by its shareholders. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, the Company has no material commitments or contingencies.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2021, through the date the financial statements were issued and there have been no subsequent events for which disclosure is required.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of December 31, 2021, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member. We do not have a formal audit committee.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

•	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name and age of each of our directors and executive officers as of December 31, 2021, together with all positions and offices held by them, the term of office and the period during which they have served.  All directors hold office for one year or until their successors are elected or appointed at the next annual meeting of our shareholders.  Our officers are appointed by our board of directors and hold office until their resignation or removal from office. The names, ages and positions of our directors and executive officers as of December 31, 2021, are as follows-

NAME	AGE	POSITION
HSIAO, Chung Pin	34	Chief Executive Officer and Director
HSIAO, Yu-Chiao	41	Secretary and Director
HSU, Cheng Hsing	54	Chief Financial Officer and Director

The following is a brief account of the education and business experience during the past five years of our directors and officers, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. Chung Pin Hsiao joined us as our Chief Executive Officer and a director on December 20, 2021.  Mr. Hsiao has served as Chief Executive Officer of Sky Cosmos Limited since 2011, the Chief Executive Officer of Namg-Hong Technology Co., Ltd. since April 2011, the Chief Executive Officer of Chinlax International Co., Ltd since April 2015, the Chief Executive Officer of Oriental Green Energy Technology Inc. since August 2012, the Chief Executive Officer of Hengding Biotechnology Co., Ltd. and the Chief Executive Officer of Yuan Yun Food Co., Ltd. since November 2014. Mr. Hsiao brings to the Board his expertise in leading and operating technology companies.  Mr. Hsiao received his college degree in 2007 from The Wycliffian Society.

Mr. Cheng Hsing Hsu joined the Company as our Chief Financial Officer and director on December 20, 2021. He is the director and controlling shareholder of Orient Express & Co., Ltd., the controlling shareholder of the Company. He has served as the Chief Financial Officer of Nam Liong Group General Management Office since April 2003, the Supervisor at Namliong Global Corp(5450.TW)., Taiwan since June 2010, and the Supervisor of TIONG LIONG Corporation since May 2013. From January 2019 to July 2021, he served as a Director and the Chief Financial Officer of VIVIC CORP. (VIVC. Nasdaq QB), U.S.A. He expects to be appointed to serve on the Board Directors of Times Education Holdings Australia, Pty. (TEH) in December 2021. Mr. Hsu was the Associate General Manager of Dachan Foods (Asia) Company (3999.HK), Hong Kong from March 2001 to March, 2003.  From February 2000 to February 2001, he was the manager of Finance Department of Catcher Technology Company (2474.TW), Taiwan. From May 1993 to February 2000, he was the Manager of Accounting  Department of Great Wall Enterprise Co., Ltd(1210.TW), Taiwan. Mr. Hsu brings to the Board his operational and financial expertise. He received  a Bachelor of Accounting from Fengjia University, Taiwan and EMBA from Chengjung University, Taiwan.

Ms. Yu Chiao Hsiao joined the Company as our Secretary and Director on December 20, 2021. She has served as the Chief Executive Officer of Eternalcare Business Ltd., Taiwan, since 2020 and Suzhou Greatsun Electronics & Communication Co., Ltd., China since 2016. She has also served on the board of directors of each of Ever Development Investment Co., Ltd., Taiwan and Ta Hsin Company Limited, Hong Kong since 2017. From 2015 to present, Ms. Hsiao has been the Director and Vice General Manager of Nam Liong Global Corp., Taiwan , a Supervisor of the Board of Great Legend Agriculture Development (HK) Ltd., Hong Kong and a Director of the Board of Elementech International Co., Ltd. Between 2010 and 2011, Ms. Hsiao was the Chief Operating Officer of Dongguan Xutai Sports Bag Manufactures Co., Ltd, China.  From 2008 to 2009, Ms. Hsiao was the Sales Director of Dongguan Proprene Sporting Goods Co., Ltd., China. She received her Bachelor’s Degree in Business Administration from Pacific Lutheran University in 2004.  Ms. Hsiao brings to our board her deep experience in international operations in the Asia region.

Family Relationships

Chung Pin HSIAO and Yu Chiao HSIAO are siblings. Except as set forth in the foregoing, none of the directors or executive officers has a direct family relationship with any of the Company’s directors or executive officers, or any person nominated or chosen by the Company to become a director or executive officer. All officers and directors will serve in his or her positions without compensation. The Company hopes to enter into a compensatory arrangement with each officer in the future.

Involvement in Certain Legal Proceedings

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

As of the date of this Report, our board of directors comprises 3 directors: Mr. Chung Pin Hsiao, Mr. Cheng Hsing Hsu, and Ms. Yu Chiao Hsiao, none of whom are independent. We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We hope to attract a director who qualifies as an “audit committee financial expert” as our business operations mature.

Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.

There have not been any material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors since December 31, 2020.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer principal accounting officer or controller in light of our Company’s current stage of development. We expect to adopt a code of ethics in the near future.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Philosophy and Objectives

Our executive compensation philosophy is to create a long-term direct relationship between pay and our performance. Our executive compensation program is designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives are to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. The compensation package of our named executive officers consists of two main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations; and

2.	discretionary bonus awards payable in cash and tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

Until such time as we establish a Compensation Committee, our Board is responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. We expect to annually review and approve for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. We process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, we expect to review and approve the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

The Chief Executive Officer periodically provides the Board with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board provides an evaluation for the Chief Executive Officer. These evaluations serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We currently engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

Our executive compensation program consists of the following elements:

Base Salary

Our base salary structure is designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer reflects our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Board considers all of these factors, though it does not assign specific weights to any factor. The Board generally reviews the base salary for each named executive officer on an annual basis. For each of our named executive officers, we review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards are to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2021 and 2020, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2021, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)		Bonus	Options Awards	All Other Compensation	Total ($)
Chung Pin HSIAO (1)	2021 2020	$ $	0 0	0 0	0 0	0 0	0 0
Cheng Hsing HSU (2)	2021 2020	$ $	0 0	0 0	0 0	0 0	0 0
Wai Lim WONG (3)	2021 2020	$ $	0 0	0 0	0 0	0 0	0 0
Davy Kwok Wai CHAN (3)	2021 2020	$ $	0 0	0 0	0 0	0 0	0 0

(1)	Mr. Hsiao was appointed to serve as the Chief Executive Officer and Director on December 20, 2021.
(2)	Mr. Hsu was appointed to serve as the Chief financial Officer and Director on December 20, 2021.
(3)	Mr. Wong resigned from his positions with the Company on September 7, 2021. Concurrently therewith, Mr. Chan was appointed to serve as the Chief Executive Officer, Chief Financial Officer, Secretary and Director.

Narrative disclosure to Summary Compensation

None of our officers or directors received compensation for services in his capacity as an officer or director of the Company.

Other than set out above and below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We expect to establish one or more incentive compensation plans in the future. Our directors and executive officers may receive securities of the Company as incentive compensation at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Equity Awards

There are no unvested options, warrants or convertible securities outstanding.

At no time during the last fiscal year with respect to any of any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation of Directors

During our fiscal year ended December 31, 2021, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Risk Management

Our Board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

•	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

•	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Board and management discretion.

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2021, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2021. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Chung Pin HSIAO

Yu Chiao HSIAO

Cheng Hsing HSU

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 15, 2022, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Bonanza Goldfields Corp., 37th Floor, Singapore Land Tower, 50 Raffles Place, Singapore 048623.

Name and Address of Beneficial Owner (1)	Number of Common Shares	Percentage of Class
HSIAO, Chung Pin, CEO and Director	110,000	0.747%
HSIAO, Yu Chiao, Secretary and Director	110,000	0.747%
HSU, Cheng Hsing, Chief Financial Officer and Director	110,000	0.747%
All executive officers and directors as a Group (3 persons)	330,000	2.24%

5% or Greater Stockholders:
Orient Express & Co., Ltd.	12,000,000	81.60%

(1)	Applicable percentage ownership is based on 14,706,513 shares of common stock outstanding as of March 15, 2022, together with securities exercisable or convertible into shares of common stock within 60 days of March 15, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 15, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2021, and December 31, 2021, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

During the year ended December 31, 2021, our former director, Wai Lim Wong forgave an outstanding balance of $33,621 and the forgiveness of related party debt was recorded in additional paid-in capital. As of December 31, 2020, we had a zero balance of related party payable.

During the year ended December 31, 2021, Cheng Hsing HSU, our Chief Financial Officer, Director and shareholder provided us with free office space. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Director Independence

Though not a listed company, we intend to adhere to the corporate governance standards adopted by NASDAQ. NASDAQ rules require our Board to make an affirmative determination as to the independence of each director. Consistent with these rules, our Board conducted its annual review of director independence. During the review, our Board considered relationships and transactions since incorporation between each director or any member of her immediate family, on the one hand, and us and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that none of the current members of our Board are independent directors under the criteria established by NASDAQ and by our Board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Olayinka Oyebola & Co. (“Olayinka”) audited our financial statements for the fiscal years ended December 31, 2021 and 2020.

All audit work was performed by the full time employees of Olayinka for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Olayinka, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

Fee Category	Fiscal year ended December 31, 2021	Fiscal year ended December 31, 2020

Audit fees (1)	$4,000	$3,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$4,000	$3,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation*
3.2	Amended and Restated Bylaws (1)
4.1	Form of Common Stock Certificate*
4.2	Description of Securities*
24	Power of Attorney*
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	Rule 1350 Certification of Principal Executive Officer
32.2	Rule 1350 Certification of Principal Financial Officer

101.INS(2)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH(2)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(2)	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).
(2)	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2022	KREIDO BIOFUELS, INC.

	By:	/s/ Chung Pin HSIAO
Chung Pin HSIAO
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chung Pin HSIAO	Chief Executive Officer and Director
Chung Pin HSIAO	(Principal Executive Officer)	March 18, 2022

/s/ Yu-Chiao HSIAO* Yu-Chiao HSIAO	Secretary and Director	March 18, 2022

/s/ Cheng Hsing HSU* Cheng Hsing HSU	Chief Financial Officer and Director (Principal Financial Officer)	March 18, 2022

Representing all of the members of the Board of Directors.

* By	/s/ Chung Pin HSIAO
Chung Pin HSIAO
Attorney-in-Fact**

* By authority of the power of attorney filed herewith

