Form 10-Q
period 2022-03-31
Namliong SkyCosmos, Inc.
filed 2022-05-11
CIK 1342219

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            To

Commission File Number 000-55909

NAMLIONG SKYCOSMOS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3240178
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 357, Ren’ai Street Yongkang District Tainan City, Taiwan	71072
(Address of principal executive offices)	(Zip Code)

+886-2542372
(Registrant’s telephone number, including area code)

Kreido Biofuels, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES   ☐ NO

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of May 10, 2022, was 14,706,513.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ii

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash	$–	$–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$7,000	$755
Amount due to a related party	28,505	–

Total current liabilities	35,505	755

TOTAL LIABILITIES	35,505	755

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred stock, 10,000,000 shares authorized, $0.001 par value, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	–	–
Common stock, 300,000,000 shares authorized, $0.001 par value, 14,706,513 and 14,706,513 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	14,706	14,706
Additional paid-in capital	49,435,627	49,435,627
Accumulated deficit	(49,485,838)	(49,451,088)

Stockholders’ deficit	(35,505)	(755)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

See accompanying notes to condensed financial statements.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2022	2021

Revenue, net	$–	$–

Operating expenses:
General and administrative expenses	34,750	2,300
Total operating expenses	34,750	2,300

LOSS FROM OPERATION	(34,750)	(2,300)

Income tax expense	–	–

NET LOSS	$(34,750)	$(2,300)

Net loss per share – Basic and Diluted
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic	14,706,513	1,956,452
Diluted	14,706,513	1,956,452

See accompanying notes to condensed financial statements.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended March 31, 2022 and 2021
	Common stock		Additional paid-in	Accumulated	Total stockholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2021	1,956,452	$1,956	$48,984,877	$(49,057,571)	$(69,438)
Net loss for the period	–	–	–	(2,300)	(2,300)
Balance as of March 31, 2021	1,956,452	$1,956	$48,984,877	$(49,059,871)	$(71,738)

Balance as of January 1, 2022	14,706,513	$14,706	$49,435,627	$(49,451,088)	$(755)
Net loss for the period	–	–	–	(34,750)	(34,750)
Balance as of March 31, 2022	14,706,513	$14,706	$49,435,627	$(49,485,838)	$(35,505)

See accompanying notes to condensed financial statements.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(34,750)	$(2,300)

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	6,245	975
Accounts payable, related party	–	1,325
Net cash used in operating activities	(28,505)	–

Cash flows from financing activities:
Advance from a related party	28,505	–
Net cash provided by financing activities	28,505	–

Net change in cash and cash equivalents	–	–

BEGINNING OF PERIOD	–	–

END OF PERIOD	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed financial statements.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 1 DESCRIPTION OF BUSINESS AND ORGANIZATION

Namliong Skycosmos, Inc. (formerly Kreido Biofuels, Inc.) (the “Company” or “KRBF”) was incorporated as Gemwood Productions, Inc. under the laws of the State of Nevada on February 7, 2005. Gemwood Productions, Inc. changed its name to Kreido Biofuels, Inc. on November 2, 2006. On April 19, 2022, we changed the company name to Namliong Skycosmos, Inc.

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

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

●	Basis of presentation

These accompanying condensed financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022.

●	Use of estimates and assumptions

In preparing these condensed financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Net loss per share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period.

●	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

●	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the periods ended March 31, 2022 and 2021.

●	Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The condensed financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

●	Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

●	Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In September 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326. Topic 326 is effective for the Company for fiscal years and interim reporting periods within those years beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning December 15, 2019. The Company is currently evaluating the potential impact of adopting this guidance on the financial statements.

On January 1, 2020, the Company adopted ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. Adoption of this ASU did not have a material effect on the condensed financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE – 3 GOING CONCERN UNCERTAINTIES

The accompanying condensed financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

NOTE – 4 AMOUNT DUE TO A RELATED PARTY

The amount represented temporary advances from the Company’s director for working capital purpose, which were unsecured, interest-free and had no fixed terms of repayments.

NOTE – 5 STOCKHOLDERS’ DEFICIT

Preferred stock

The Company’s authorized shares were 300,000,000 shares of preferred stock, with a par value of $0.001.

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 shares of its common stock, par value $0.001 per share, and 10,000,000 preferred shares, also $0.001 par value.

There were 14,706,513 and 14,706,513 shares of common stock outstanding at March 31, 2022 and December 31, 2021, respectively.

There were no preferred shares issued and outstanding during any periods presented.

NOTE – 6 INCOME TAX

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

The cumulative tax effect at the expected rate of 21% as of March 31, 2022 and December 31, 2021 of significant items comprising our net deferred tax amount is as follows:

	March 31, 2022	December 31, 2021

Net operating loss carryover	$49,485,838	$49,451,088
Deferred tax asset	10,392,026	10,384,728
Impact of rate changes
Less: valuation allowance	(10,392,026)	(10,384,728)
Net deferred tax asset	$–	$–

At March 31, 2022, the Company had net operating loss carry forwards of approximately $49,485,838 that may be offset against future taxable income. The Tax Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2020, will now be limited to 80 percent of taxable income.

No tax benefit has been reported in the period ended March 31, 2022, the Company’s financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years. The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382.

Based on our analysis performed as of March 31, 2022, the Company has experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should be subject to a Section 382 limitation as of this reporting date.

NOTE – 7 RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022 and 2021, the Company has been provided with free office space by its shareholders. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 8 COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Company has no material commitments or contingencies.

NOTE – 9 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022, up through the date the Company issued the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Namliong SkyCosmos, Inc. (“we” or the “Company”) was incorporated on February 7, 2005 under the name Gemwood Productions. On November 2, 2006, we changed our name to Kreido Biofuels, Inc. On April 19, 2022, the Company changed its name to Namliong SkyCosmos, Inc.

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

On November 10, 207, the Company issued 142,924,167 shares of common stock to Reed Petersen, its then officer and director in consideration of cash of $21,434 paid by him to satisfy accounts payable of the Company, and in conversion of $150,075 in accounts payable which he had acquired from the owners of that debt. This transaction was exempt under section 4(2) of the Securities Act of 1933 as one not involving any public solicitation or public offering, and was also exempt under Section 4(5) as an offering solely to accredited investors not involving any public solicitation or public offering.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three months ended March 31, 2022 and 2021.

Revenues, net. The Company has not generated revenues during the three months ended March 31, 2022 and 2021.

General and Administrative Expenses. For the three months ended March 31, 2022, the Company had general and administrative expenses of $34,750, as compared to $2,300 for the same period ended March 31, 2021. The increase was mainly due to the addition of legal fee, accounting and audit fee incurred by the Company.

Net Loss. For the three months ended March 31, 2022, the Company incurred a net loss of $34,750, as compared to a net loss of $2,300 for the same period ended March 31, 2021.    The increase in net loss was due to the increase in professional fees and general and administrative fees incurred by the Company.

Liquidity and Capital Resources

As of March 31, 2022, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit as of March 31, 2022 of $35,505 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the three months ended March 31, 2022 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Critical accounting policies

●	Use of estimates and assumptions

In preparing these condensed financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Net loss per share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period.

●	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

●	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the periods ended March 31, 2022 and 2021.

●	Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The condensed financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

●	Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

●	Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In September 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326. Topic 326 is effective for the Company for fiscal years and interim reporting periods within those years beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning December 15, 2019. The Company is currently evaluating the potential impact of adopting this guidance on the financial statements.

On January 1, 2020, the Company adopted ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. Adoption of this ASU did not have a material effect on the condensed financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

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

As of March 31, 2022, the end of our fiscal quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.   We do not have a formal audit committee.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment*
3.3	Amended and Restated Bylaws (2)
4.1	Form of Common Stock Certificate (1)
4.2	Description of Securities (1)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer*
32.1	Rule 1350 Certification of Principal Executive Officer*
32.2	Rule 1350 Certification of Principal Financial Officer*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (3)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (3)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (3)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (3)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (3)

_________________

*	Filed herewith.
(1)	Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2022.
(2)	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).
(3)	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2022	NAMLIONG SKYCOSMOS, INC.

	By:	/s/ Chung Pin HSIAO
Chung Pin HSIAO
Chief Executive Officer and Director

