Form 10-Q
period 2022-06-30
Namliong SkyCosmos, Inc.
filed 2022-08-10
CIK 1342219

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 9, 2022, was 14,706,513.

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

ii

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash	$–	$–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$7,000	$755
Amount due to a director	45,679	–

Total current liabilities	52,679	755

TOTAL LIABILITIES	52,679	755

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, 10,000,000 shares authorized, $0.001 par value, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	–	–
Common stock, 300,000,000 shares authorized, $0.001 par value, 14,706,513 and 14,706,513 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	14,706	14,706
Additional paid-in capital	49,435,627	49,435,627
Accumulated deficit	(49,503,012)	(49,451,088)

Stockholders’ deficit	(52,679)	(755)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

See accompanying notes to condensed financial statements.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue, net	$–	$–	$–	$–

Operating expenses:
General and administrative expenses	17,174	263	51,924	2,037
Total operating expenses	17,174	263	51,924	2,037

(LOSS) INCOME FROM OPERATIONS	(17,174)	(263)	(51,924)	(2,037)

Income tax expense	–	–	–	–

NET (LOSS) INCOME	$(17,174)	$(263)	$(51,924)	$(2,037)

Net (loss) income per share – Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Net (loss) income per share – Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding
– Basic	14,706,513	1,956,452	14,706,513	1,956,452
– Diluted	14,706,513	1,956,452	14,706,513	1,956,452

See accompanying notes to condensed financial statements.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three and Six Months Ended June 30, 2022 and 2021
	Common stock		Additional paid-in	Accumulated	Total stockholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2021	1,956,452	$1,956	$48,984,877	$(49,057,571)	$(69,438)

Net loss for the period	–	–	–	(2,300)	(2,300)

Balance as of March 31, 2021	1,956,452	$1,956	$48,984,877	$(49,059,871)	$(71,738)

Net income for the period	–	–	–	(263)	(263)

Balance as of June 30, 2021	1,956,452	$1,956	$48,984,877	$(49,058,308)	$(71,475)

Balance as of January 1, 2022	14,706,513	$14,706	$49,435,627	$(49,451,088)	$(755)

Net loss for the period	–	–	–	(34,750)	(34,750)

Balance as of March 31, 2022	14,706,513	$14,706	$49,435,627	$(49,485,838)	$(35,505)

Net loss for the period	–	–	–	(17,174)	(17,174)

Balance as of June 30, 2022	14,706,513	$14,706	$49,435,627	$(49,503,012)	$(52,679)

See accompanying notes to condensed financial statements.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(51,924)	$(2,037)

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	6,245	975
Accounts payable, related party	–	1,062
Net cash used in operating activities	(45,679)	–

Cash flows from financing activities:
Advance from a director	45,679	–
Net cash provided by financing activities	45,679	–

Net change in cash and cash equivalents	–	–

BEGINNING OF PERIOD	–	–

END OF PERIOD	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed financial statements.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

We have not selected any specific business combination target. Our sole officer and director presently have, and in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if our officer and director become aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officer/director will materially affect our ability to complete our business combination.

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

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

●	Basis of presentation

These accompanying condensed financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022.

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

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the periods ended June 30, 2022 and 2021.

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

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

NOTE – 4 AMOUNT DUE TO A DIRECTOR

The amount represented temporary advances from the Company’s director for working capital purpose, which were unsecured, interest-free and had no fixed terms of repayments.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 5 STOCKHOLDERS’ DEFICIT

Preferred stock

The Company’s authorized shares were 10,000,000 shares of preferred stock, with a par value of $0.001.

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 shares of its common stock, par value $0.001 per share, and 10,000,000 preferred shares, also $0.001 par value.

There were 14,706,513 and 14,706,513 shares of common stock outstanding at June 30, 2022 and December 31, 2021, respectively.

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

The cumulative tax effect at the expected rate of 21% as of June 30, 2022 and December 31, 2021 of significant items comprising our net deferred tax amount is as follows:

	June 30, 2022	December 31, 2021

Net operating loss carryover	$49,503,012	$49,451,088
Deferred tax asset	10,395,632	10,384,728
Impact of rate changes
Less: valuation allowance	(10,395,632)	(10,384,728)
Net deferred tax asset	$–	$–

At June 30, 2022, the Company had net operating loss carry forwards of approximately $49,503,012 that may be offset against future taxable income. The Tax Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2020, will now be limited to 80 percent of taxable income.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

No tax benefit has been reported in the period ended June 30, 2022, the Company’s financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years. The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382.

Based on our analysis performed as of June 30, 2022, the Company has experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should be subject to a Section 382 limitation as of this reporting date.

NOTE – 7 RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2022 and 2021, the Company has been provided with free office space by its shareholders. The management determined that such cost is nominal and did not recognize the rent expense in its condensed financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 8 COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, the Company has no material commitments or contingencies.

NOTE – 9 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up through the date the Company issued the unaudited condensed financial statements.

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

Chung Pin HSIAO and Yu Chiao HSIAO are siblings.

Effective May 31, 2022, Chung Pin HSIAO resigned from his positions as the Chief Executive Officer and Director of Namliong SkyCosmos, Inc. (the “Company”), and Yu Chiao HSIAO resigned from her positions as the Secretary and Director of the Company. The departures of Mr. HSIAO and Ms. HSIAO were for personal reasons and not due to any disagreement with the Company on any matter related to the Company’s operations, policies or practices.

In connection with the foregoing resignations, the Board of Directors of the Company appointed Cheng Hsing HSU, our current Chief Financial Officer and Director, to serve as the Company’s Chief Executive Officer and Secretary, effective May 31, 2022.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended June 30, 2022 and 2021.

Comparison of the three months ended June 30, 2022 and 2021

Revenues, net The Company has not generated revenues during the three months ended June 30, 2022 and 2021.

General and Administrative Expenses. For the three months ended June 30, 2022, the Company had general and administrative expenses of $17,174, as compared to ($263) for the same period ended June 30, 2021. The increase was mainly due to the addition of legal fee, transfer agent fee, accounting and audit fee incurred by the Company.

Net Loss. For the three months ended June 30, 2022, the Company incurred a net loss of $17,174, as compared to a net income of $263 for the same period ended June 30, 2021. The increase in net loss was due to the increase in professional fees and general and administrative fees incurred by the Company.

Comparison of the six months ended June 30, 2022 and 2021

Revenues, net The Company has not generated revenues during the six months ended June 30, 2022 and 2021.

General and Administrative Expenses. For the six months ended June 30, 2022, the Company had general and administrative expenses of $51,924, as compared to $2,037 for the same period ended June 30, 2021. The increase was mainly due to the addition of legal fee, transfer agent fee, accounting and audit fee incurred by the Company.

Net Loss. For the six months ended June 30, 2022, the Company incurred a net loss of $51,924, as compared to a net loss of $2,037 for the same period ended June 30, 2021. The increase in net loss was due to the increase in professional fees and general and administrative fees incurred by the Company.

Liquidity and Capital Resources

As of June 30, 2022, our primary source of liquidity consisted of $0 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit as of June 30, 2022 of $52,679 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the six months ended June 30, 2022 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the periods ended June 30, 2022 and 2021.

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

As of June 30, 2022, the end of our fiscal quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.   We do not have a formal audit committee.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 10, 2022	NAMLIONG SKYCOSMOS, INC.

	By:	/s/ Cheng Hsing HSU
Cheng Hsing HSU
Chief Executive Officer, Chief Financial Officer and Secretary

