Form 10-Q
period 2022-09-30
Namliong SkyCosmos, Inc.
filed 2022-11-08
CIK 1342219

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

+886-65950559
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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 3, 2022, was 14,706,513.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

ii

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash	$–	$–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$11,500	$755
Amount due to a director	49,766	–

Total current liabilities	61,266	755

TOTAL LIABILITIES	61,266	755

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, 10,000,000 shares authorized, $0.001 par value, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	–	–
Common stock, 300,000,000 shares authorized, $0.001 par value, 14,706,513 and 14,706,513 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	14,706	14,706
Additional paid-in capital	49,435,627	49,435,627
Accumulated deficit	(49,511,599)	(49,451,088)

Stockholders’ deficit	(61,266)	(755)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

See accompanying notes to condensed financial statements.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue, net	$–	$–	$–	$–

Operating expenses:
Professional fees	–	11,273	–	11,273
General and administrative expenses	8,587	414,133	60,511	416,170
Total operating expenses	8,587	425,406	60,511	427,443

LOSS FROM OPERATION	(8,587)	(425,406)	(60,511)	(427,443)

Income tax expense	–	–	–	–

NET LOSS	$(8,587)	$(425,406)	$(60,511)	$(427,443)

Net loss per share – Basic and Diluted	$(0.00)	$(0.22)	$(0.00)	$(0.21)

Weighted average common shares outstanding
– Basic and Diluted	14,706,513	1,956,513	14,706,513	1,956,513

See accompanying notes to condensed financial statements.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three and Nine Months Ended September 30, 2022 and 2021
			Common	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders’
	Shares	Amount	to be issued	Capital	Deficit	Deficit
Balance as of January 1, 2021	1,956,452	$1,956	$–	$48,984,877	$(49,057,571)	$(69,438)

Net loss for the period	–	–	–	–	(2,300)	(2,300)
Balance as of March 31, 2021	1,956,452	$1,956	$–	$48,984,877	$(49,059,871)	$(71,738)

Net income for the period	–	–	–	–	263	263
Balance as of June 30, 2021	1,956,452	$1,956	$–	$48,984,877	$(49,058,308)	(71,475)

Fractional shares from reverse split	61	–	–	–	–	–
Shares issued for services	–	–	750	411,750	–	412,500
Net loss for the period	–	–	–	–	(425,406)	(425,406)
Balance as of September 30, 2021	1,956,513	$1,956	$750	$49,396,627	$(49,483,714)	$(84,381)

Balance as of January 1, 2022	14,706,513	$14,706	$–	$49,435,627	$(49,451,088)	$(755)

Net loss for the period	–	–	–	–	(34,750)	(34,750)
Balance as of March 31, 2022	14,706,513	$14,706	$–	$49,435,627	$(49,485,838)	$(35,505)

Net loss for the period	–	–	–	–	(17,174)	(17,174)
Balance as of June 30, 2022	14,706,513	$14,706	$–	$49,435,627	$(49,503,012)	(52,679)

Net loss for the period	–	–	–	–	(8,587)	(8,587)
Balance as of September 30, 2022	14,706,513	$14,706	$–	$49,435,627	$(49,511,599)	$(61,266)

See accompanying notes to condensed financial statements.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(60,511)	$(427,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	–	412,500

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	10,745	975
Accounts payable, related party	–	661
Net cash used in operating activities	(49,766)	(13,307)

Cash flows from financing activities:
Proceeds from promissory note	–	51,000
Advance from a director	49,766	–
Net cash provided by financing activities	49,766	51,000

Net change in cash and cash equivalents	–	37,693

BEGINNING OF PERIOD	–	–

END OF PERIOD	$–	$37,693

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed financial statements.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

These accompanying condensed financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the periods ended September 30, 2022 and 2021.

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

There were 14,706,513 and 14,706,513 shares of common stock outstanding at September 30, 2022 and December 31, 2021, respectively.

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

The cumulative tax effect at the expected rate of 21% as of September 30, 2022 and December 31, 2021 of significant items comprising our net deferred tax amount is as follows:

	September 30, 2022	December 31, 2021

Net operating loss carryover	$49,511,599	$49,451,088
Deferred tax asset	10,397,436	10,384,728
Impact of rate changes
Less: valuation allowance	(10,397,436)	(10,384,728)
Net deferred tax asset	$–	$–

At September 30, 2022, the Company had net operating loss carry forwards of approximately $49,511,599 that may be offset against future taxable income. The Tax Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2020, will now be limited to 80 percent of taxable income.

No tax benefit has been reported in the period ended September 30, 2022, the Company’s financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years. The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382.

Based on our analysis performed as of September 30, 2022, the Company has experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should be subject to a Section 382 limitation as of this reporting date.

NOTE – 7 RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2022 and 2021, the Company has been provided with free office space by its shareholders. The management determined that such cost is nominal and did not recognize the rent expense in its condensed financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 8 COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, the Company has no material commitments or contingencies.

NOTE – 9 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up through the date the Company issued the unaudited condensed financial statements.

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

Orient Express & Co., Ltd. holds a controlling interest in the Company, and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders. Cheng Hsing Hsu, our new Chief Financial Officer and Director, is the director and controlling shareholder of Orient Express & Co., Ltd. On September 13, 2022, Orient Express & Co., Ltd., a Samoan limited liability company (“OEC”), transferred to UGI all twelve million (12,000,000) shares of common stock of the Company held by OEC in consideration of technical support, customer service and advisory services. Both OEC and UGI are wholly owned and controlled by Cheng Hsing HSU.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended September 30, 2022 and 2021.

Comparison of the three months ended September 30, 2022 and 2021

Revenues, net The Company has not generated revenues during the three months ended September 30, 2022 and 2021.

General and Administrative Expenses. For the three months ended September 30, 2022, the Company had general and administrative expenses of $8,587, as compared to $414,133 for the same period ended September 30, 2021. The decrease was mainly due to the no stock based compensation was incurred for the current period.

Net Loss. For the three months ended September 30, 2022, the Company incurred a net loss of $8,587, as compared to $452,406 for the same period ended September 30, 2021. The decrease in net loss was due to the decrease in stock based compensation incurred by the Company.

Comparison of the nine months ended September 30, 2022 and 2021

Revenues, net The Company has not generated revenues during the nine months ended September 30, 2022 and 2021.

General and Administrative Expenses. For the nine months ended September 30, 2022, the Company had general and administrative expenses of $60,511, as compared to $416,170 for the same period ended September 30, 2021. The decrease was mainly due to no stock based compensation was incurred for the current period.

Net Loss. For the nine months ended September 30, 2022, the Company incurred a net loss of $60,511, as compared to a net loss of $427,443 for the same period ended September 30, 2021. The decrease in net loss was due to the decrease in stock based compensation incurred by the Company.

Liquidity and Capital Resources

As of September 30, 2022, our primary source of liquidity consisted of $0 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit as of September 30, 2022 of $61,266 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the nine months ended September 30, 2022 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the periods ended September 30, 2022 and 2021.

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

As of September 30, 2022, the end of our fiscal quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.   We do not have a formal audit committee.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 8, 2022	NAMLIONG SKYCOSMOS, INC.

	By:	/s/ Cheng Hsing HSU
Cheng Hsing HSU
Chief Executive Officer, Chief Financial Officer and Secretary

