Form 10-K
period 2022-12-31
Namliong SkyCosmos, Inc.
filed 2023-03-15
CIK 1342219

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the Company had outstanding 14,706,513 shares of common stock, par value $0.001 per share. Of those, 2,596,513 shares were held by non-affiliates of the registrant. As of June 30, 2022, the aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $1,402,117.02 based on the closing price of the Company’s common stock as quoted on the OTC Markets on that date.

As of March 8, 2023, the registrant had 14,706,513 shares of Common Stock outstanding.

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

Not Applicable.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K. Readers should carefully review the other documents the Company files with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q, the Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.

Background

Namliong SkyCosmos, Inc. (“we” or the “Company”) was incorporated on February 7, 2005, under the name Gemwood Productions, for the purpose of marketing and selling day spa services to tourists at resort destinations throughout Mexico. On November 2, 2006, we changed our name to Kreido Biofuels, Inc. in connection with the acquisition of Kreido Laboratories, Inc., a California corporation (“Kreido Labs”), and the disposition of the Gemwood Leasco, Inc. subsidiary, through which entity the tourist business had been carried out. Kreido Labs was founded to develop proprietary technology for building micro-composite materials for electronic applications, and developed technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the pharmaceutical and special chemical industries.  In the first quarter of 2006, Kreido Labs elected to focus exclusively on the biodiesel industry. This business was not successful, and we sold the technology and related assets to an unrelated party on March 5, 2009. After that disposition, we sought unsuccessfully for another acquisition until the present time. In November of 2019, the Company discontinued operations of its subsidiary, Kreido Labs. On April 19, 2022, the Company changed its name to Namliong SkyCosmos, Inc.

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

Orient Express & Co., Ltd. holds a controlling interest in the Company, and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders. Cheng Hsing Hsu, our new Chief Financial Officer and Director, is the director and controlling shareholder of Orient Express & Co., Ltd. On September 13, 2022, Orient Express & Co., Ltd., a Samoan limited liability company (“OEC”), transferred to Unicorn Global, Inc., a Delaware corporation (“UGI”), all twelve million (12,000,000) shares of common stock of the Company held by OEC in consideration of technical support, customer service and advisory services. Both OEC and UGI are wholly owned and controlled by Cheng Hsing HSU.

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

As indicated in the accompanying financial statements, as at December 31, 2022, we had $0 in cash. Further, we expect to incur significant costs in the pursuit of our acquisition plans, which could be funded by advances from management. We cannot assure you that our plans to raise capital or to complete our business combination will be successful.

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

Transfer Online Inc. located at 512 SE Salmon Street, Portland Oregon 97214, telephone number (503) 227-2950, facsimile (503) 227-6874, serves as our stock transfer agent.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

Our corporate and executive office is located No. 357, Ren’ai Street, Yongkang District, Tainan City, Taiwan 71072, telephone number +886-2542372. This lease is being provided by our executive officer without charge.

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

Our common stock is quoted on the OTCQB under the symbol “NLSC”.  As of March 1, 2023, the last closing price of our securities was $0.99. Trading in our common stock on the OTCQB has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.  Set forth below is the range of high and low bid information for each quarter within the last two fiscal years as provided by the OTC Markets website:

Quarter	High	Low
2022 Fourth Quarter	$2.000	$0.130
2022 Third Quarter	$1.990	$0.200
2022 Second Quarter	$2.260	$0.540
2022 First Quarter	$6.800	$1.500
2021 Fourth Quarter	$2.100	$0.003
2021 Third Quarter	$0.435	$0.003
2021 Second Quarter	$0.390	$0.020
2021 First Quarter	$0.648	$0.075

(b)  Approximate Number of Holders of Common Stock

As of March 1, 2023, there were approximately 111 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

None.

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2022, and 2021. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Background and Overview

Namliong SkyCosmos, Inc. (“we” or the “Company”) was incorporated on February 7, 2005, under the name Gemwood Productions, for the purpose of marketing and selling day spa services to tourists at resort destinations throughout Mexico. On November 2, 2006, we changed our name to Kreido Biofuels, Inc. in connection with the acquisition of Kreido Laboatories, Inc., a California corporation (“Kreido Labs”), and the disposition of the Gemwood Leasco, Inc. subsidiary, through which entity the tourist business had been carried out. Kreido Labs was founded to develop proprietary technology for building micro-composite materials for electronic applications, and developed technology to improve the speed, completeness and efficiency of certain chemical reactions, including esterifications and transesterifications, in the pharmaceutical and special chemical industries.  In the first quarter of 2006, Kreido Labs elected to focus exclusively on the biodiesel industry. This business was not successful, and we sold the technology and related assets to an unrelated party on March 5, 2009. After that disposition, we sought unsuccessfully for another acquisition until the present time. In November of 2019, the Company discontinued operations of its subsidiary, Kreido Labs. On April 19, 2022, the Company changed its name to Namliong SkyCosmos, Inc.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2021, and 2020. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended 2022 and 2021.

Revenues. The Company generated no revenues during the years ended December 31,2022 and 2021.

Operating Expenses.  Operating expenses for the year ended December 31, 2022 were $69,066, consisting primarily of professional fees, compared to $437,966 for the year ended December 31, 2021.  The decrease was mainly due to the no stock-based compensation was incurred for the current year.

We expect operating expenses to increase as we continue our process of identifying prospective acquisition targets and hopefully successfully consummate such an acquisition.

Other Income (Expense). The Company had net other income of $0 for the year ended December 31, 2022 compared to $43,149 during the year ended December 31, 2021. The decrease is mainly due to gain from forgiveness of related party debts incurred during the year ended December 31, 2021.

Net Loss. For the year ended December 31, 2022, the Company had a net loss of $69,066, as compared to $394,817 for the year ended December 31, 2021. The decrease in net loss was due to the decrease in stock-based compensation incurred by the Company.

Liquidity and Capital Resources

As of December 31, 2022, our primary source of liquidity consisted of $0 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

Going Concern Uncertainties.

We have sustained significant net losses which have resulted in a total stockholders’ deficit as at December 31, 2022 of $69,821 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Until we successfully consummate an acquisition with an operating company, we expect to continue to incur net losses. Depending upon the financial profile of our acquired company, we may continue in our net loss position even after the acquisition of an operating company. With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Net Cash Used in Operating Activities.

For the year ended December 31, 2022, net cash used in operating activities was $53,821, which consisted primarily of a net loss of $69,066, and increase in accrued liabilities of $15,245.

For the year ended December 31, 2021, net cash used in operating activities was $51,000, which consisted primarily of a net loss of $394,817, $42,174 gain from the forgiveness of debts and a decrease in account payable of $26,509, offsetting by stock based compensation expense of $412,500.

Net Cash Used In/Provided By Investing Activities.

There was no net cash used in or provided by investing activities during the year ended December 31, 2022 and 2021.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2022, net cash provided by financing activities was $53,821, from advance from a director of $53,821.

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

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Namliong Skycosmos, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Namliong Skycosmos, Inc. (the "Company") as of December 31, 2022, and 2021 the related statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2022 and 2021, and the related notes collectively referred to as the "financial statements”.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and 2021, in conformity with U.S. generally accepted accounting principles.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company incurred a net loss of $(69,066) and suffered from an accumulated deficit of $(49,520,154) as of December 31, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company’s auditor since 2021.

Nigeria

March 15, 2023

Firm ID: 5968

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2022	December 31, 2021

ASSETS
Current asset:
Cash	$–	$–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$16,000	$755
Amount due to a director	53,821	–

Total current liabilities	69,821	755

TOTAL LIABILITIES	69,821	755

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred Stock, 10,000,000 shares authorized, $0.001 par value, 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	–	–
Common stock, 300,000,000 shares authorized, $0.001 par value, 14,706,513 and 14,706,513 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	14,706	14,706
Additional paid-in capital	49,435,627	49,435,627
Accumulated deficit	(49,520,154)	(49,451,088)

Stockholders’ deficit	(69,821)	(755)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

The accompanying notes are an integral part of these financial statements.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended December 31,
	2022	2021

Revenue	$–	$–

Operating expenses:
Professional fees	–	424,816
General and administrative expenses	69,066	13,150
Total operating expenses	69,066	437,966

LOSS FROM OPERATION	(69,066)	(437,966)

Other income
Gain on settlement of debt	–	43,149

LOSS BEFORE INCOME TAX	(69,066)	(394,817)

Income tax expense	–	–

NET LOSS	$(69,066)	$(394,817)

Net loss per share – Basic and Diluted	$(0.00)	$(0.13)

Weighted average common shares outstanding – Basic and Diluted	14,706,513	2,966,930

The accompanying notes are an integral part of these financial statements.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	1,956,452	$1,956	$48,984,877	$(49,057,571)	$(69,438)

Fractional shares from reverse split	61	–	–	–	–
Shares issued for services rendered	750,000	750	411,750	–	412,500
Shares issued for the conversion of promissory note	12,000,000	12,000	39,000	–	51,000
Net loss for the year	–	–	–	(394,817)	(394,817)
Balance as of December 31, 2021	14,706,513	$14,706	$49,435,627	$(49,451,088)	$(755)

Balance as of January 1, 2022	14,706,513	$14,706	$49,435,627	$(49,451,088)	$(755)

Net loss for the year	–	–	–	(69,066)	(69,066)
Balance as of December 31, 2022	14,706,513	$14,706	$49,435,627	$(49,520,154)	$(69,821)

The accompanying notes are an integral part of these financial statements.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	For the Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(69,066)	$(394,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	–	412,500
Gain from the forgiveness of debt	–	(42,174)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	15,245	(26,509)
Net cash used in operating activities	(53,821)	(51,000)

Cash flows from financing activities:
Advance from a related party	53,821	51,000
Net cash provided by financing activities	53,821	51,000

Net change in cash and cash equivalents	–	–

BEGINNING OF YEAR	–	–

END OF YEAR	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for debt	$–	$51,000

The accompanying notes are an integral part of these financial statements.

NAMLIONG SKYCOSMOS, INC.

(Formerly Kreido Biofuels, Inc.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Namliong Skycosmos, Inc. (formerly Kreido Biofuels, Inc.) (the “Company” or “KRBF”) was incorporated as Gemwood Productions, Inc. under the laws of the State of Nevada on February 7, 2005. Gemwood Productions, Inc. changed its name to Kreido Biofuels, Inc. on November 2, 2006. The Company took its current form on January 12, 2007 when Kreido Laboratories, Inc. (“Kreido Labs”), completed a reverse triangular merger with Kreido Biofuels, Inc. On April 19, 2022, the Company changed its current name to Namliong SkyCosmos, Inc.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, there were no deferred taxes as there was a full valuation allowance due to the uncertainty of the realization of net operating loss carry forward prior to expiration.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $0.001 par value. There were 14,706,513 shares of common stock outstanding at December 31, 2022 and 2021, respectively. There were no preferred shares outstanding during any periods presented.

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

The cumulative tax effect at the expected rate of 21% as of December 31, 2022 and 2021 of significant items comprising our net deferred tax amount is as follows:

	2022	2021

Net operating loss carryover	$49,520,154	$49,451,088
Deferred tax asset	10,399,232	10,384,728
Less: valuation allowance	(10,399,232)	(10,384,728)
Net deferred tax asset	$–	$–

At December 31, 2022, the Company had net operating loss carry forwards of approximately $49,520,154 that may be offset against future taxable income. The Tax Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2020, will now be limited to 80 percent of taxable income.

No tax benefit has been reported in the December 31, 2022, the Company’s financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years. The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, a related party forgave an outstanding balance of $33,621 and the forgiveness of related party debt was recorded in additional paid-in capital. As of December 31, 2020, the Company had a zero balance of related party payable.

During the year ended December 31, 2022 and 2021, the Company has been provided with free office space by its shareholders. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2022, the Company has no material commitments or contingencies.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2022, through the date the financial statements were issued and there have been no subsequent events for which disclosure is required.

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

As of December 31, 2022, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the last fiscal ended December 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name and age of each of our directors and executive officers as of December 31, 2022, together with all positions and offices held by them, the term of office and the period during which they have served.  All directors hold office for one year or until their successors are elected or appointed at the next annual meeting of our shareholders.  Our officers are appointed by our board of directors and hold office until their resignation or removal from office. The names, ages and positions of our directors and executive officers as of December 31, 2022, are as follows:

NAME	AGE	POSITION
HSU, Cheng Hsing	55	Chief Financial Officer and Director

The following is a brief account of the education and business experience during the past five years of our directors and officers, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. Cheng Hsing Hsu joined the Company as our Chief Financial Officer and director on December 20, 2021. He is the director and controlling shareholder of Orient Express & Co., Ltd., the controlling shareholder of the Company. He has served as the Chief Financial Officer of Nam Liong Group General Management Office since April 2003, the Supervisor at Namliong Global Corp(5450.TW)., Taiwan since June 2010, and the Supervisor of TIONG LIONG Corporation since May 2013. From January 2019 to July 2021, he served as a Director and the Chief Financial Officer of VIVIC CORP. (VIVC. Nasdaq QB), U.S.A.  He expects to be appointed to serve on the Board Directors of Times Education Holdings Australia, Pty. (TEH) in December 2021.  Mr. Hsu was the Associate General Manager of Dachan Foods (Asia)Company (3999.HK), Hong Kong from March 2001 to March, 2003.  From February 2000 to February 2001, he was the manager of Finance Department of Catcher Technology Company (2474.TW), Taiwan. From May 1993 to February 2000, he was the  Manager of Accounting  Department of Great Wall Enterprise Co., Ltd(1210.TW), Taiwan. Mr. Hsu brings to the Board his expertise in operational and financial expertise.  He received  a Bachelor of Accounting from Fengjia University, Taiwan and EMBA from  Chengjung University, Taiwan.

Family Relationships

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

Board Committees and Audit Committee Financial Expert

As of the date of this Report, our board of directors is comprised of 1 director: Mr. Cheng Hsing Hsu, none of whom are independent. We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We hope to attract a director who qualifies as an “audit committee financial expert” as our business operations mature.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2022 and 2021, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2022, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)		Bonus	Options Awards	All Other Compensation	Total ($)
Chung Pin HSIAO (1)	2022 2021	$ $	0 0	0 0	0 0	0 0	0 0
Cheng Hsing HSU (2)	2022 2021	$ $	0 0	0 0	0 0	0 0	0 0
Wai Lim WONG (3)	2021		$0	0	0	0	0
Davy Kwok Wai CHAN (3)	2021		$0	0	0	0	0

(1)	Mr. Hsiao served as the Chief Executive Officer and Director from December 20, 2021 to May 31, 2022.
(2)	Mr. Hsu was appointed to serve as the Chief Financial Officer and Director on December 20, 2021. On May 31, 2022, he was appointed to serve as the Chief Executive Officer and Secretary.
(3)	Mr. Wong resigned from his positions with the Company on September 7, 2021. Concurrently therewith, Mr. Chan was appointed to serve as the Chief Executive Officer, Chief Financial Officer, Secretary and Director. Mr. Chan resigned from office December 20, 2021.

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

Compensation of Directors

During our fiscal year ended December 31, 2022, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2022, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

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

Submitted by the board of directors:

Cheng Hsing HSU

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March ___, 2023, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

Name and Address of Beneficial Owner (1)	Number of Common Shares	Percentage of Class
HSU, Cheng Hsing, Chief Executive Officer, Chief Financial Officer, Secretary and Director (2)	110,000	0.747%
All executive officers and directors as a Group (1 persons)	330,000	2.24%

5% or Greater Stockholders:
Unicorn Global, Inc. (2)	12,000,000	81.6%

(1)	Applicable percentage ownership is based on 14,706,513 shares of common stock outstanding as of March 1, 20223 together with securities exercisable or convertible into shares of common stock within 60 days of March 1, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 1, 2023, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Cheng Hsing HSU, our sole executive officer and director, is the control person of UGI.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2022, and December 31, 2022, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

During the year ended December 31, 2021, a related party forgave an outstanding balance of $33,621 and the forgiveness of related party debt was recorded in additional paid-in capital. As of December 31, 2020, the Company had a zero balance of related party payable.

During the year ended December 31, 2022 and 2021, the Company has been provided with free office space by its shareholders. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Olayinka Oyebola & Co. (“Olayinka”) audited our financial statements for the fiscal years ended December 31, 2022 and 2021.

All audit work was performed by the employees of Olayinka for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Olayinka, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

Fee Category	Fiscal year ended December 31, 2022	Fiscal year ended December 31, 2021

Audit fees (1)	$4,000	$4000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$4,000	$4,000

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

(3)	Exhibits

Exhibit No.	Description

3.3	Amended and Restated Bylaws (2)
4.1	Form of Common Stock Certificate (1)
4.2	Description of Securities*
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer*
32.1	Rule 1350 Certification of Principal Executive Officer*
32.2	Rule 1350 Certification of Principal Financial Officer*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (3)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (3)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (3)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (3)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (3)

_________________

(1)	Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2022.
(2)	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).
(3)	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2023	NAMLIONG SKYCOSMOS, INC.

	By:	/s/ Chen Hsing HSU
Chen Hsing HSU
Chief Executive Officer, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chen Hsing HSU* Chen Hsing HSU	Chief Financial Officer and Director (Principal Financial Officer)	March 15, 2023

