Form 10-Q
period 2023-03-31
Namliong SkyCosmos, Inc.
filed 2023-05-12
CIK 1342219

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of May ___, 2023, was 14,706,513.

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

ii

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

NAMLIONG SKYCOSMOS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2023	December 31, 2022
		(Audited)
ASSETS
Current asset:
Cash	$–	$–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$23,700	$16,000
Amount due to a director	108,963	53,821

Total current liabilities	132,663	69,821

TOTAL LIABILITIES	132,663	69,821

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred stock, 10,000,000 shares authorized, $0.001 par value, 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	–	–
Common stock, 300,000,000 shares authorized, $0.001 par value, 14,706,513 and 14,706,513 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	14,706	14,706
Additional paid-in capital	49,435,627	49,435,627
Accumulated deficit	(49,582,996)	(49,520,154)

Stockholders’ deficit	(132,663)	(69,821)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

See accompanying notes to condensed financial statements.

NAMLIONG SKYCOSMOS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2023	2022

Revenue	$–	$–

Operating expenses:
General and administrative expenses	62,842	34,750
Total operating expenses	62,842	34,750

LOSS FROM OPERATION	(62,842)	(34,750)

Income tax expense	–	–

NET LOSS	$(62,842)	$(34,750)

Net loss per share – Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic and Diluted	14,706,513	14,706,513

See accompanying notes to condensed financial statements.

NAMLIONG SKYCOSMOS, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months Ended March 31, 2023 and 2022
	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	14,706,513	$14,706	$49,435,627	$(49,451,088)	$(755)
Net loss for the period	–	–	–	(34,750)	(34,750)
Balance as of March 31, 2022	14,706,513	$14,706	$49,435,627	$(49,485,838)	$(35,505)

Balance as of January 1, 2023	14,706,513	$14,706	$49,435,627	$(49,520,154)	$(69,821)
Net loss for the period	–	–	–	(62,842)	(62,842)
Balance as of March 31, 2023	14,706,513	$14,706	$49,435,627	$(49,582,996)	$(132,663)

See accompanying notes to condensed financial statements.

NAMLIONG SKYCOSMOS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(62,842)	$(34,750)

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	7,700	6,245
Net cash used in operating activities	(55,142)	(28,505

Cash flows from financing activities:
Advance from a related party	55,142	28,505
Net cash provided by financing activities	55,142	28,505

Net change in cash and cash equivalents	–	–

BEGINNING OF PERIOD	–	–

END OF PERIOD	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed financial statements.

NAMLIONG SKYCOSMOS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE – 1 DESCRIPTION OF BUSINESS AND ORGANIZATION

Namliong Skycosmos, Inc. (the “Company” or “KRBF”) was incorporated as Gemwood Productions, Inc. under the laws of the State of Nevada on February 7, 2005. Gemwood Productions, Inc. changed its name to Kreido Biofuels, Inc. on November 2, 2006. The Company took its current form on January 12, 2007 when Kreido Laboratories, Inc. (“Kreido Labs”), completed a reverse triangular merger with Kreido Biofuels, Inc. On April 19, 2022, the Company changed its current name to Namliong SkyCosmos, Inc.

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

These accompanying condensed financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 15, 2023.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE – 4 AMOUNT DUE TO A DIRECTOR

The amount represented temporary advances from the Company’s director for working capital purpose, which were unsecured, interest-free and had no fixed terms of repayments.

NOTE – 5 STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $0.001 par value. There were 14,706,513 shares of common stock outstanding at March 31, 2023 and December 31, 2022, respectively. There were no preferred shares outstanding during any periods presented.

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

The cumulative tax effect at the expected rate of 21% as of March 31, 2023 and December 31, 2022 of significant items comprising our net deferred tax amount is as follows:

	March 31, 2023	December 31, 2022

Net operating loss carryover	$49,582,996	$49,520,154
Deferred tax asset	10,412,429	10,399,232
Less: valuation allowance	(10,412,429)	(10,399,232)
Net deferred tax asset	$–	$–

At March 31, 2023, the Company had net operating loss carry forwards of approximately $49,582,996 that may be offset against future taxable income. The Tax Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2020, will now be limited to 80 percent of taxable income.

No tax benefit has been reported in the period ended March 31, 2023, the Company’s financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years. The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382.

NOTE – 7 RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2023 and 2022, the Company has been provided with free office space by its shareholders. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 8 COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, the Company has no material commitments or contingencies.

NOTE – 9 SUBSEQUENT EVENTS

On March 31, 2023, the Company entered into a Share Exchange Agreement with Continental Development Corporation, a Samoa company (“CDC”) that is controlled by Cheng Hsing HSU, our sole executive officer and director, to purchase 1,000,000 shares of common stock of Orient Express & Co., Ltd. ("OEC"), a SAMOA company, constituting all of the issued and outstanding ordinary shares of OEC, held by CDC. In consideration for such OEC shares, the Company agreed to issue to CDC two million shares of its common stock at a per share price of $0.50. Mr. HSU is the director and sole executive officer of CDC. The acquisition was consummated on April 30, 2023, and as a result, OEC became a wholly owned subsidiary of the Company.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023, up through the date the Company issued the unaudited condensed financial statements.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three months ended March 31, 2023 and 2022.

Revenues, net. The Company has not generated revenues during the three months ended March 31, 2023 and 2022.

General and Administrative Expenses. For the three months ended March 31, 2023, the Company had general and administrative expenses of $62,842, as compared to $34,750 for the same period ended March 31, 2022. The increase was mainly due to the addition of legal fee, accounting and audit fee incurred by the Company.

Net Loss. For the three months ended March 31, 2023, the Company incurred a net loss of $62,842, as compared to a net loss of $34,750 for the same period ended March 31, 2022.    The increase in net loss was due to the increase in professional fees and general and administrative fees incurred by the Company.

Liquidity and Capital Resources

As of March 31, 2023, our primary source of liquidity consisted of $0 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit as of March 31, 2023 of $132,663 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the three months ended March 31, 2023 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Net Cash Used in Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $55,142, which consisted primarily of a net loss of $62,842, and an increase in accrued liabilities of $7,700.

For the three months ended March 31, 2022, net cash used in operating activities was $28,505, which consisted primarily of a net loss of $34,750, and an increase in accrued liabilities of $6,245.

Net Cash Provided By Investing Activities

There was no net cash used in or provided by investing activities during the three months ended March 31, 2023 and 2022.

Net Cash Provided By Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was $55,142, from advance from a director of $55,142.

For the three months ended March 31, 2022, net cash provided by financing activities was $28,505, from advance from a director of $28,505.

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

●	Recent accounting pronouncements

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

As of March 31, 2023, the end of our fiscal quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.   We do not have a formal audit committee.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment*
3.3	Amended and Restated Bylaws (2)
4.1	Form of Common Stock Certificate (1)
4.2	Description of Securities (1)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer*
32.1	Rule 1350 Certification of Principal Executive Officer and Principal Financial Officer*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (4)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (4)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (4)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (4)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (4)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (4)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (4)

_________________

*	Filed herewith.
(1)	Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2022.
(2)	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).
(3)	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2023	NAMLIONG SKYCOSMOS, INC.

	By:	/s/ Cheng Hsing HSU
Cheng Hsing HSU
Chief Executive Officer, Chief Financial Officer and Secretary

