Form 10-Q
period 2023-06-30
Namliong SkyCosmos, Inc.
filed 2023-08-22
CIK 1342219

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 8, 2023, was 14,706,513.

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

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

NAMLIONG SKYCOSMOS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2023	December 31, 2022
		(Restated)
ASSETS
Non-current asset:
Right-of-use asset	$17,074	$–

Current asset:
Cash	23,195	–

TOTAL ASSETS	$40,269	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$1,280,250	$16,000
Lease liabilities	25,829	–
Amount due to a related party	23,195	–
Amount due to a director	120,351	53,821

Total current liabilities	1,449,625	69,821

Non-current liability:
Lease liabilities	5,732	–

TOTAL LIABILITIES	1,455,357	69,821

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred stock, 10,000,000 shares authorized, $0.001 par value, 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	–	–
Common stock, 300,000,000 shares authorized, $0.001 par value, 14,706,513 and 14,706,513 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	14,706	14,706
Common stock to be issued, $0.001 par value, 2,000,000 and 0 shares as of June 30, 2023 and December 31, 2022, respectively	2,000	–
Additional paid-in capital	48,283,531	49,435,627
Accumulated deficit	(49,715,325)	(49,520,154)

Stockholders’ deficit	(1,415,088)	(69,821)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$40,269	$–

See accompanying notes to condensed consolidated financial statements.

NAMLIONG SKYCOSMOS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue, net	$–	$–	$–	$–

Operating expenses:
General and administrative expenses	(132,652)	(17,174)	(195,494)	(51,924)
Total operating expenses	(132,652)	(17,174)	(195,494)	(51,924)

LOSS FROM OPERATION	(132,652)	(17,174)	(195,494)	(51,924)

Other income (expense):
Interest expense	(77)	–	(77)	–
Foreign exchange gain	400	–	400	–
Total other income	323	–	323	–

LOSS BEFORE INCOME TAXES	(132,329)	(17,174)	(195,171)	(51,924)

Income tax expense	–	–	–	–

NET LOSS	$(132,329)	$(17,174)	$(195,171)	$(51,924)

Net loss per share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and Diluted	14,706,513	14,706,513	14,706,513	14,706,513

See accompanying notes to condensed consolidated financial statements.

NAMLIONG SKYCOSMOS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three and Six Months Ended June 30, 2023 and 2022
	Common stock		Common stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	14,706,513	$14,706	–	$–	$49,435,627	$(49,451,088)	$(755)
Net loss for the period	–	–	–	–	–	(34,750)	(34,750)
Balance as of March 31, 2022	14,706,513	$14,706	–	$–	$49,435,627	$(49,485,838)	$(35,505)
Net loss for the period	–	–	–	–	–	(17,174)	(17,174)
Balance as of June 30, 2022	14,706,513	$14,706	–	$–	$49,435,627	$(49,503,012)	$(52,679)

Balance as of January 1, 2023	14,706,513	$14,706	–	$–	$49,435,627	$(49,520,154)	$(69,821)
Net loss for the period	–	–	–	–	–	(62,842)	(62,842)
Balance as of March 31, 2023	14,706,513	$14,706	–	$–	$49,435,627	$(49,582,996)	$(132,663)
Acquisition of a subsidiary	–	–	2,000,000	2,000	(1,152,096)	–	(1,150,096)
Net loss for the period	–	–	–	–	–	(132,329)	(132,329)
Balance as of June 30, 2023	14,706,513	$14,706	2,000,000	$2,000	$48,283,531	$(49,715,325)	$(1,415,088)

See accompanying notes to condensed consolidated financial statements.

NAMLIONG SKYCOSMOS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(195,171)	$(51,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of right-of-use assets	964	–
Non-cash lease expense	77	–

Change in operating assets and liabilities:
Accrued liabilities	128,000	6,245
Net cash used in operating activities	(66,130)	(45,679)

Cash flows from financing activities:
Advance from a director	66,530	45,679
Advance from a related party	23,195	–
Net cash provided by financing activities	89,725	45,679

Effect on exchange rate change on cash and cash equivalents	(400)	–

Net change in cash and cash equivalents	23,195	–

BEGINNING OF PERIOD	–	–

END OF PERIOD	$23,195	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

NAMLIONG SKYCOSMOS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Prior to the Share Exchange, the Company was considered as a shell company due to its nominal assets and limited operation. The transaction will be treated as a recapitalization of the Company.

Upon the Share Exchange between the Company and OEC on March 31, 2023, is a merger of entities under common control that Mr. HSU is the common director and shareholder of both the Company and OEC. Under the guidance in ASC 805 for transactions between entities under common control, the assets, liabilities and results of operations, are recognized at their carrying amounts on the date of the Share Exchange, which required retrospective combination of the Company and OEC for all periods presented.

The details of the Company’s subsidiary are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Orient Express & Co., Ltd (“OEC”)	Samoa, a limited liability company	Sales of rubber foaming machine	1,000,000 issued shares of US$1 each	100%

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 15, 2023.

●	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Net loss per share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period.

●	Accounts receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally required deposits received in advance and the remaining is due upon installation and inspection. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

●	Revenue Recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).

Under ASU 2014-09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company’s revenue is derived from the sales of rubber foaming machine. The Company considers customer order confirmations to be a contract with the customer. Customer confirmations are executed at the time an order is placed. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record its accounts receivable.

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. The Company’s revenues are recognized at a point in time.

●	Cash and Cash Equivalent

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Impairment of Long-lived Assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as intangible asset held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

●	Leases

The Company adopted Topic 842, Leases (“ASC 842”). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Lease expense is recognized on a straight-line basis over the lease terms. Lease expense includes amortization of the ROU assets and accretion of the lease liabilities. Amortization of ROU assets is calculated as the periodic lease cost less accretion of the lease liability. The amortized period for ROU assets is limited to the expected lease term.

The Company has elected a practical expedient to combine the lease and non-lease components into a single lease component. The Company also elected the short-term lease measurement and recognition exemption and does not establish ROU assets or lease liabilities for operating leases with terms of 12 months or less.

●	Fair Value Measurement

The Company follows the guidance of the ASC Topic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 - Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2 - Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g., the Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●	Level 3 - Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

The carrying value of the Company’s financial instruments: cash and cash equivalents, restricted cash, accounts receivable, loans receivable and amount due to or from a related party, approximate their fair values because of the short-term nature of these financial instruments.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the periods ended June 30, 2023 and 2022.

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

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

NOTE – 3 GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE – 4 LEASES

Operating lease right-of-use (“ROU”) asset and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

As of June 30, 2023 and December 31, 2022, right-of-use assets consisted of the following:

	June 30, 2023	December 31, 2022
Operating lease:
Lease of office at cost	$31,349	$–
Less: accumulated amortization	(14,275)	–
Right-of-use asset, net	$17,074	$–

Lease liabilities:
Current lease liabilities	$25,829	$–
Non-current lease liabilities	5,732	–
Total lease liabilities	$31,561	$–

Maturities of operating lease liabilities as of June 30, 2023 were as follows:

Operating lease
For the period ending June 30,
2024	$26,409
2025	5,821
2026	–
2027	–
2028	–
Thereafter	–
Total future minimum lease payments	32,230
Less: imputed interest	(669)
Present value of operating lease liabilities	$31,561

The Company leases various office and their lease agreements are typically contracted for the fixed periods of 2.5 to 3 years.

NOTE－5 ACCRUED LIABILITIES

	June 30, 2023	December 31, 2022

Accrued salaries	$1,255,750	$–
Other accrued expenses	24,500	16,000
	$1,280,250	$16,000

NOTE – 6 AMOUNT DUE TO A DIRECTOR AND A RELATED PARTY

The amount represented temporary advances from a related party and Company’s director, which were unsecured, interest-free and no fixed terms of repayment.

NOTE – 7 STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $0.001 par value. There were 14,706,513 shares and 14,706,513 shares of common stock outstanding at June 30, 2023 and December 31, 2022, respectively. There were no preferred shares outstanding during any periods presented.

Common Stock to be issued

On March 31, 2023, the Company entered into a Share Exchange Agreement with Continental Development Corporation, a Samoa company (“CDC”) that is controlled by Cheng Hsing HSU, our sole executive officer and director, to purchase 1,000,000 shares of common stock of Orient Express & Co., Ltd. (“OEC”), a SAMOA company, constituting all of the issued and outstanding ordinary shares of OEC, held by CDC. In consideration for such OEC shares, the Company agreed to issue to CDC two million shares of its common stock at a per share price of $0.50.

As of June 30, 2023 and December 31, 2022, the Company had 2,000,000 and 0 shares of its common stock committed to be issued but pending to be consummated, respectively.

NOTE – 8 INCOME TAX

United States of America

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

The cumulative tax effect at the expected rate of 21% as of June 30, 2023 and December 31, 2022 of significant items comprising our net deferred tax amount is as follows:

	June 30, 2023	December 31, 2022

Net operating loss carryforward	$49,595,184	$49,520,154

Deferred tax asset	10,414,988	10,399,232
Less: valuation allowance	(10,414,988)	(10,399,232)
Net deferred tax asset	$–	$–

At June 30, 2023, the Company had net operating loss carry forwards of approximately $49,595,184 that may be offset against future taxable income. The Tax Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2020, will now be limited to 80 percent of taxable income.

No tax benefit has been reported in the period ended June 30, 2023, the Company’s financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years. The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382.

Hong Kong

OEC is subject to Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong.

The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2023 and 2022 is as follows:

	Six months ended June 30
	2023	2022

Loss before income taxes	$(120,141)	$–
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(19,823)	–
Non-deductible expenses	19,823	–
Income tax expense	$–	$–

As of June 30, 2023, the operations in Hong Kong incurred $826,388 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiry under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $136,354 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Deferred tax assets:
Net operating loss carryforwards
-Hong Kong	$136,354	$–
Less: valuation allowance	(136,354)	–
Net deferred tax asset	$–	$–

NOTE – 9 RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2023 and 2022, the Company has been provided with free office space by its shareholders. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

For the three months ended June 30, 2023 and 2022, the Company paid the allowance of $25,000 and $0 to the director for his service.

For the six months ended June 30, 2023 and 2022, the Company paid the allowance of $25,000 and $0 to the director for his service.

On March 31, 2023, the Company entered into a Share Exchange Agreement with Continental Development Corporation, a Samoa company (“CDC”) that is controlled by Cheng Hsing HSU, our sole executive officer and director, to purchase 100% equity interest (equal to 1,000,000 shares of common stock) of Orient Express & Co., Ltd. (“OEC”), a SAMOA company, constituting all of the issued and outstanding ordinary shares of OEC. NLSC will issue 2 million shares of its common stock at a price of $0.5 per share to CDC, the sole shareholder of OEC. The acquisition is considered as related party transaction, whereas Mr. Cheng Hsing HSU is a sole shareholder of the Company and also currently controls OEC.

Apart from the transactions and balances detailed elsewhere in these accompanying financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 10 COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, the Company has no material commitments or contingencies.

NOTE – 11 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

Comparison of the three months ended June 30, 2023 and 2022

Revenues, net. The Company has not generated revenues during the three months ended June 30, 2023 and 2022.

General and Administrative Expenses. For the three months ended June 30, 2023, the Company had general and administrative expenses of $132,652, as compared to $17,174 for the same period ended June 30, 2022. The increase was mainly due to the addition of salaries, depreciation of right-of-use assets, legal fee, accounting and audit fee incurred by the Company.

Net Loss. For the three months ended June 30, 2023, the Company incurred a net loss of $132,329, as compared to a net loss of $17,174 for the same period ended June 30, 2022.    The increase in net loss was due to the increase in salaries, depreciation of right-of-use assets, professional fees and general and administrative fees incurred by the Company.

Comparison of the six months ended June 30, 2023 and 2022

Revenues, net. The Company has not generated revenues during the six months ended June 30, 2023 and 2022.

General and Administrative Expenses. For the six months ended June 30, 2023, the Company had general and administrative expenses of $195,494, as compared to $51,924 for the same period ended June 30, 2022. The increase was mainly due to the addition of salaries, depreciation of right-of-use assets, legal fee, accounting and audit fee incurred by the Company.

Net Loss. For the six months ended June 30, 2023, the Company incurred a net loss of $195,171, as compared to a net loss of $51,924 for the same period ended June 30, 2022.    The increase in net loss was due to the increase in in salaries, depreciation of right-of-use assets, professional fees and general and administrative fees incurred by the Company.

Liquidity and Capital Resources

As of June 30, 2023, our primary source of liquidity consisted of $23,195 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit as of June 30, 2023 of $1,415,088 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the six months ended June 30, 2023 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Net Cash Used in Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $66,130, which consisted primarily of a net loss of $195,171, and offset by an increase in accrued liabilities of $128,000, depreciation of right-of-use asset of $964, non-cash expense related to lease liabilities of $77.

For the six months ended June 30, 2022, net cash used in operating activities was $45,679, which consisted primarily of a net loss of $51,924, and an increase in accrued liabilities of $6,245.

Net Cash Provided By Investing Activities

There was no net cash used in or provided by investing activities during the six months ended June 30, 2023 and 2022.

Net Cash Provided By Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was $89,725, which consisted of advance from a director of $66,530 and advance from a related party $23,195.

For the six months ended June 30, 2022, net cash provided by financing activities was $45,679, from advance from a director of $45,679.

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

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the periods ended June 30, 2023 and 2022.

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

As of June 30, 2023, the end of our fiscal quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.   We do not have a formal audit committee.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment*
3.3	Amended and Restated Bylaws (2)
4.1	Form of Common Stock Certificate (1)
4.2	Description of Securities (3)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer and Principal Financial Officer*
32.1	Rule 1350 Certification of Principal Executive Officer and Principal Financial Officer*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (4)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (4)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (4)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (4)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (4)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (4)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (4)

_________________

*	Filed herewith.
(1)	Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2022.
(2)	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).
(3)	Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2023.
(4)	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 21, 2023	NAMLIONG SKYCOSMOS, INC.

	By:	/s/ Cheng Hsing HSU
Cheng Hsing HSU
Chief Executive Officer, Chief Financial Officer and Secretary

