Form 10-Q/A
period 2023-06-30
Namliong SkyCosmos, Inc.
filed 2023-11-14
CIK 1342219

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

Form 10-Q/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 8, 2023, was 14,706,513.

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-Q (the “Amendment”) amends Namliong SkyCosmos, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 22, 2023, and is being filed to: (i) correctly check the box on the cover page to indicate our departure from shell company status; (ii) include two sections entitled “INTRODUCTORY COMMENT” and “Transfers of Cash to and from Our Subsidiaries” immediately before the section entitled “CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS” to reflect risks associated with the Company’s business conducted in Taiwan and China; and (iii) revise Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to add in language regarding the acquisition of Orient Express & Co., Ltd. that consummated on April 30, 2023, and the resulting supply chain systems business in which the Company currently engages. There have been no changes to the text of Form 10-Q other than the changes stated in the immediately preceding paragraph.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 32.1 hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-Q or reflect any events that have occurred after the filing of the original Form 10-Q.

INTRODUCTORY COMMENT

We are a Nevada holding company with operations conducted through our wholly owned Samoan subsidiary. OEC operates primarily in Hong Kong but has administrative offices based in Taiwan and China that provide services to clients located in Taiwan, Hong Kong and China. Our investors hold shares of common stock in Namliong SkyCosmos, Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Taiwan subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Our ability to obtain contributions from our subsidiary is significantly affected by regulations promulgated by Taiwan and currency control regulations promulgated by the authorities of China and Hong Kong. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Relating to Doing Business in Taiwan, Hong Kong and China.” set forth in the Current Report on Form 8-K filed with the Securities Exchange Commission on May 3, 2023 (the “Jumbo 8-K”).

Namliong SkyCosmos, Inc. and our Samoan subsidiary are not required to obtain permission from the Samoan authorities including the Financial Supervisory Commission and the Securities and Futures Bureau, to operate or to issue securities to foreign investors. However, we may be subject to the risks of uncertainty of any future actions of the Samoan government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the Samoan government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could cause the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the regulatory agencies of Taiwan, Hong Kong or China, as applicable, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless.

There may be prominent risks associated with our operations and activities in Taiwan, Hong Kong and China. For example, as a U.S.-listed public company conducting business or otherwise engaging in activities in Taiwan, Hong Kong and China, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and Data Security Law, may impact OEC’s ability to conduct business in Hong Kong and China. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including adopting new measures to extend the scope of cybersecurity reviews and expanding the efforts in anti-monopoly enforcement. The business of our subsidiary is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) we do not have one million individual online users of our products and services in Hong Kong or China; (ii) we do not possess a large amount of personal information in our business operations.  In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than Renminbi (“RMB”) 400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Taiwan, Hong Kong and China.” set forth in the Jumbo 8-K.

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Nigeria and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA and the Accelerating Holding Foreign Companies Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors - The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Jumbo 8-K.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Taiwan, Hong Kong and China” set forth in the Jumbo 8-K.

☐	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and China and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Jumbo 8-K.

☐	We are a holding company with operations conducted through our wholly owned Samoan subsidiary. This structure presents unique risks as our investors may never directly hold equity interests in our Samoan subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see ”Risk Factors - Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

☐	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. There is a risk that the Chinese government may intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our securities. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and China and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and China and accordingly on the results of our operations and financial condition.” set forth in the Jumbo 8-K.

☐	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

☐	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors - The Chinese government exerts substantial influence over the manner in which we must conduct our business activities in Hong Kong and China. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if we establish PRC subsidiaries to conduct business in Hong Kong or the PRC and such PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Jumbo 8-K.

☐	The recent joint statement by the SEC and PCAOB, and the HFCAA all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. Please see “Risk Factors - The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Jumbo 8-K.

☐	We are organized under the laws of the State of Nevada as a holding company that conducts its business through its Samoan subsidiary. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Samoa against us or our management or to effect service of process on the officers and directors managing the foreign subsidiary. Please see “Risk Factors - It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.” set forth in the Jumbo 8-K.

References in this registration statement to the “Company,” “NLSC,” “we,” “us” and “our” refer Namliong SkyCosmos, Inc., a Nevada company and its subsidiary on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiaries

Namliong SkyCosmos, Inc. is a Nevada holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our Samoan subsidiary. We also have administrative offices in Taiwan and China. We may rely on dividends to be paid by our Samoan subsidiary to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. In order for us to pay dividends to our shareholders, we will rely on payments made from our Samoan subsidiary to Namliong SkyCosmos, Inc. To date, our subsidiary has not made any transfers, dividends or distributions to Namliong SkyCosmos, Inc. and Namliong SkyCosmos, Inc. has not made any transfers, dividends or distributions to our subsidiaries or to U.S. investors.

We do not intend to make dividends or distributions to investors of Namliong SkyCosmos, Inc. in the foreseeable future.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Namliong SkyCosmos, Inc. (Nevada corporation)

Subject to the Nevada Revised Statutes and our bylaws, our board of directors may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by us by dividend.  Accordingly, Namliong SkyCosmos, Inc. is permitted under the Nevada laws to provide funding to our subsidiary through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements.

Samoan Subsidiary

Our Samoan subsidiary is permitted under the laws of Samoa to provide funding to Namliong SkyCosmos, Inc. through dividend distribution without restrictions on the amount of the funds. If our Samoan subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. To date, our subsidiary has not made any transfers, dividends or distributions to Namliong SkyCosmos, Inc. and Namliong SkyCosmos, Inc. has not made any transfers, dividends or distributions to our subsidiary.

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

On March 31, 2023, the Company entered into a Share Exchange Agreement with Continental Development Corporation, a Samoa company (“CDC”) that is controlled by Cheng Hsing HSU, our sole executive officer and director, to purchase 1,000,000 shares of common stock of Orient Express & Co., Ltd. ("OEC"), a SAMOA company, constituting all of the issued and outstanding ordinary shares of OEC, held by CDC. In consideration for such OEC shares, the Company agreed to issue to CDC two million shares of its common stock at a per share price of $0.50. Mr. HSU is the director and sole executive officer of CDC. The acquisition consummated on April 30, 2023, and as a result, OEC became a wholly owned subsidiary of the Company. As of the date of this report, the Company has not yet issued the 2,000,000 shares due to Mr. Hsu.

The foregoing description of the Share Exchange Agreement is qualified in its entirety by reference to the Share Exchange Agreement which is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

Business Overview

ORIENT EXPRESS & CO., LTD (“OEC”) is a company registered in SAMOA. OEC was incorporated on April 21, 2009. The Company’s executive office is located at 77, Sec 2, Guanxin Rd, Guanmiao District., Tainan City 71825, Taiwan. In addition to the Taiwan administrative office, OEC currently has two offices in China and one office in Hong Kong.

Upon consummation of our acquisition of OEC, we became a supply chain system company with established business bases in Tainan, Taiwan, and Shanghai, China. Specifically, OEC assists customers in establishing its supply chain system. OEC focuses on providing assistance in the following business sectors: textile products; green building materials; machinery and equipment; generators; coal trading; and bioenergy and diesel.

OEC's business direction is to build "outdoor living solutions" for customers. In addition to the service of a single product, it can also help customers build a "from scratch" one-stop service, improve the all-round outdoor life for customers, and create an easy process of all in one. Through continuous integration and strict selection, we have integrated a number of high-quality and good partners to improve diversified services including construction machinery for construction, hand-held convenient tools, environment-friendly building materials, outdoor furniture, and even outdoor related products. It also covers sunshades, field exploration appliances, trailer lighting vehicles, roof bags, etc.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment (2)
3.3	Amended and Restated Bylaws (3)
4.1	Form of Common Stock Certificate (1)
4.2	Description of Securities (4)
10.1	Share Exchange Agreement, dated March 31, 2023, by and between Namliong SkyCosmos, Inc. and Continental Development Corporation, a Samoa corporation (5)
10.2	Employment Agreement, dated January 1, 2022, by and between Orient Express & Co., Ltd. and Chia-Ling Chang (5)
10.3	Employment Agreement, dated January 1, 2022, by and between Orient Express & Co., Ltd. and Chen-Hsing HSU (5)
21	Subsidiary*
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer and Principal Financial Officer*
32.1	Rule 1350 Certification of Principal Executive Officer and Principal Financial Officer*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (6)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (6)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (6)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (6)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (6)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (6)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (6)

_________________

*	Filed herewith.
(1)	Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2022.
(2)	Incorporated by reference to the Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 22, 2023.
(3)	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2007 (File No. 333-130606).
(4)	Incorporated by reference to the Exhibit 4.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2023.
(5)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2023.
(6)	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2023	NAMLIONG SKYCOSMOS, INC.

	By:	/s/ Cheng Hsing HSU
Cheng Hsing HSU
Chief Executive Officer, Chief Financial Officer and Secretary

