Form 10-Q
period 2023-09-30
Namliong SkyCosmos, Inc.
filed 2023-11-14
CIK 1342219

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 14, 2023, was 14,706,513.

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

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

NAMLIONG SKYCOSMOS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2023	December 31, 2022
		(Restated)
ASSETS
Current asset:
Cash	$23,195	$–

Non-current asset:
Right-of-use asset	14,518	–

TOTAL ASSETS	$37,713	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$1,464,150	$16,000
Lease liabilities	28,459	–
Amount due to a related party	23,195	–
Amount due to a director	122,293	53,821

Total current liabilities	1,638,097	69,821

Non-current liability:
Lease liabilities	2,837	–

TOTAL LIABILITIES	1,640,934	69,821

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred stock, 10,000,000 shares authorized, $0.001 par value, 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	–	–
Common stock, 300,000,000 shares authorized, $0.001 par value, 14,706,513 and 14,706,513 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	14,706	14,706
Common stock to be issued, $0.001 par value, 2,000,000 and 0 shares as of September 30, 2023 and December 31, 2022, respectively	2,000	–
Additional paid-in capital	48,283,531	49,435,627
Accumulated deficit	(49,903,458)	(49,520,154)

Stockholders’ deficit	(1,603,221)	(69,821)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,713	$–

See accompanying notes to condensed consolidated financial statements.

NAMLIONG SKYCOSMOS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue, net	$–	$–	$–	$–

Operating expenses:
General and administrative expenses	(188,540)	(8,587)	(384,034)	(60,511)
Total operating expenses	(188,540)	(8,587)	(384,034)	(60,511)

LOSS FROM OPERATION	(188,540)	(8,587)	(384,034)	(60,511)

Other income (expense):
Interest expense	(192)	–	(269)	–
Foreign exchange gain	599	–	999	–
Total other income	407	–	730	–

LOSS BEFORE INCOME TAXES	(188,133)	(8,587)	(383,304)	(60,511)

Income tax expense	–	–	–	–

NET LOSS	$(188,133)	$(8,587)	$(383,304)	$(60,511)

Net loss per share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and Diluted	14,706,513	14,706,513	14,706,513	14,706,513

See accompanying notes to condensed consolidated financial statements.

NAMLIONG SKYCOSMOS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three and Nine Months Ended September 30, 2023 and 2022
	Common stock		Common stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	14,706,513	$14,706	–	$–	$49,435,627	$(49,451,088)	$(755)
Net loss for the period	–	–	–	–	–	(34,750)	(34,750)
Balance as of March 31, 2022	14,706,513	$14,706	–	$–	$49,435,627	$(49,485,838)	$(35,505)
Net loss for the period	–	–	–	–	–	(17,174)	(17,174)
Balance as of June 30, 2022	14,706,513	$14,706	–	$–	$49,435,627	$(49,503,012)	$(52,679)
Net loss for the period	–	–	–	–	–	(8,587)	(8,587)
Balance as of September 30, 2022	14,706,513	$14,706	–	$–	$49,435,627	$(49,511,599)	$(61,266)

Balance as of January 1, 2023	14,706,513	$14,706	–	$–	$49,435,627	$(49,520,154)	$(69,821)
Net loss for the period	–	–	–	–	–	(62,842)	(62,842)
Balance as of March 31, 2023	14,706,513	$14,706	–	$–	$49,435,627	$(49,582,996)	$(132,663)
Acquisition of a subsidiary	–	–	2,000,000	2,000	(1,152,096)	–	(1,150,096)
Net loss for the period	–	–	–	–	–	(132,329)	(132,329)
Balance as of June 30, 2023	14,706,513	$14,706	2,000,000	$2,000	$48,283,531	$(49,715,325)	$(1,415,088)
Net loss for the period	–	–	–	–	–	(188,133)	(188,133)
Balance as of September 30, 2023	14,706,513	$14,706	–	$–	$49,435,627	$(49,903,458)	$(1,603,221)

See accompanying notes to condensed consolidated financial statements.

NAMLIONG SKYCOSMOS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Nine months ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(383,304)	$(60,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of right-of-use assets	3,662	–
Non-cash lease expense	269	–

Change in operating assets and liabilities:
Accrued liabilities	311,900	10,745
Net cash used in operating activities	(67,473)	(49,766)

Cash flows from financing activities:
Advance from a director	68,472	49,766
Advance from a related party	23,195	–
Net cash provided by financing activities	91,667	49,766

Effect on exchange rate change on cash and cash equivalents	(999)	–

Net change in cash and cash equivalents	23,195	–

BEGINNING OF PERIOD	–	–

END OF PERIOD	$23,195	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

NAMLIONG SKYCOSMOS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 15, 2023.

●	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the accounts of NLSC and its subsidiary Orient Express and Co., Ltd.

●	Net loss per share

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the periods ended September 30, 2023 and 2022.

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

As of September 30, 2023 and December 31, 2022, right-of-use assets consisted of the following:

	September 30, 2023	December 31, 2022
Operating lease:
Lease of office at cost	$29,639	$–
Less: accumulated amortization	(15,121)	–
Right-of-use asset, net	$14,518	$–

Lease liabilities:
Current lease liabilities	$28,459	$–
Non-current lease liabilities	2,837	–
Total lease liabilities	$31,296	$–

Maturities of operating lease liabilities as of September 30, 2023 were as follows:

Operating lease
For the period ending September 30,
2024	$28,898
2025	2,864
2026	–
2027	–
2028	–
Thereafter	–
Total future minimum lease payments	31,762
Less: imputed interest	(466)
Present value of operating lease liabilities	$31,296

The Company leases various office and their lease agreements are typically contracted for the fixed periods of 2.5 to 3 years.

NOTE－5 ACCRUED LIABILITIES

	September 30, 2023	December 31, 2022

Accrued salaries	$1,435,000	$–
Other accrued expenses	29,150	16,000
Total	$1,464,150	$16,000

NOTE – 6 AMOUNT DUE TO A DIRECTOR AND A RELATED PARTY

The amount represented temporary advances from a related party and Company’s director, which were unsecured, interest-free and no fixed terms of repayment.

NOTE – 7 STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $0.001 par value. There were 14,706,513 shares and 14,706,513 shares of common stock outstanding at September 30, 2023 and December 31, 2022, respectively. There were no preferred shares outstanding during any periods presented.

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

As of September 30, 2023 and December 31, 2022, the Company had 2,000,000 and 0 shares of its common stock committed to be issued but pending to be consummated, respectively.

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

The cumulative tax effect at the expected rate of 21% as of September 30, 2023 and December 31, 2022 of significant items comprising our net deferred tax amount is as follows:

	September 30, 2023	December 31, 2022

Net operating loss carryforward	$49,601,776	$49,520,154

Deferred tax asset	10,416,373	10,399,232
Less: valuation allowance	(10,416,373)	(10,399,232)
Net deferred tax asset	$–	$–

At September 30, 2023, the Company had net operating loss carry forwards of approximately $49,601,776 that may be offset against future taxable income. The Tax Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2020, will now be limited to 80 percent of taxable income.

No tax benefit has been reported in the period ended September 30, 2023, the Company’s financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years. The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382.

Hong Kong

OEC is subject to Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong.

The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine months ended September 30
	2023	2022

Loss before income taxes	$(301,682)	$–
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(49,777)	–
Non-deductible expenses	49,777	–
Income tax expense	$–	$–

As of September 30, 2023, the operations in Hong Kong incurred $1,451,778 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiry under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $239,543 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Deferred tax assets:
Net operating loss carryforwards
-Hong Kong	$239,543	$–
Less: valuation allowance	(239,543)	–
Net deferred tax asset	$–	$–

NOTE – 9 RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2023 and 2022, the Company has been provided with free office space by its shareholders. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

For the three months ended September 30, 2023 and 2022, the Company paid the allowance of $37,500 and $0 to the director for his service.

For the nine months ended September 30, 2023 and 2022, the Company paid the allowance of $62,500 and $0 to the director for his service.

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

NOTE – 10 COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, the Company has no material commitments or contingencies.

NOTE – 11 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

In connection with the foregoing resignations, the Board of Directors of the Company appointed Cheng Hsing HSU, our then current Chief Financial Officer and Director, to serve as the Company’s Chief Executive Officer and Secretary, effective May 31, 2022.

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

Comparison of the three months ended September 30, 2023 and 2022

Revenues, net. The Company has not generated revenues during the three months ended September 30, 2023 and 2022.

General and Administrative Expenses. For the three months ended September 30, 2023, the Company had general and administrative expenses of $188,540, as compared to $8,587 for the same period ended September 30, 2022. The increase was mainly due to the addition of salaries, depreciation of right-of-use assets, legal fee, accounting and audit fee incurred by the Company.

Net Loss. For the three months ended September 30, 2023, the Company incurred a net loss of $188,133, as compared to a net loss of $8,587 for the same period ended September 30, 2022. The increase in net loss was due to the increase in salaries, depreciation of right-of-use assets, professional fees and general and administrative fees incurred by the Company.

Comparison of the nine months ended September 30, 2023 and 2022

Revenues, net. The Company has not generated revenues during the nine months ended September 30, 2023 and 2022.

General and Administrative Expenses. For the nine months ended September 30, 2023, the Company had general and administrative expenses of $384,034, as compared to $60,511 for the same period ended September 30, 2022. The increase was mainly due to the addition of salaries, depreciation of right-of-use assets, legal fee, accounting and audit fee incurred by the Company.

Net Loss. For the nine months ended September 30, 2023, the Company incurred a net loss of $383,304, as compared to a net loss of $60,511 for the same period ended September 30, 2022.    The increase in net loss was due to the increase in in salaries, depreciation of right-of-use assets, professional fees and general and administrative fees incurred by the Company.

Liquidity and Capital Resources

As of September 30, 2023, our primary source of liquidity consisted of $23,195 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit as of September 30, 2023 of $49,903,458 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the nine months ended September 30, 2023 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Net Cash Used in Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was $67,473, which consisted primarily of a net loss of $383,304, and offset by an increase in accrued liabilities of $311,900, depreciation of right-of-use asset of $3,662, non-cash expense related to lease liabilities of $269.

For the nine months ended September 30, 2022, net cash used in operating activities was $49,766, which consisted primarily of a net loss of $60,511, and an increase in accrued liabilities of $10,745.

Net Cash Provided By Investing Activities

There was no net cash used in or provided by investing activities during the nine months ended September 30, 2023 and 2022.

Net Cash Provided By Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $91,667, which consisted of advance from a director of $68,472 and advance from a related party $23,195.

For the nine months ended September 30, 2022, net cash provided by financing activities was $49,766, from advance from a director of $49,766.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the periods ended September 30, 2023 and 2022.

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

As of September 30, 2023, the end of our fiscal quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.   We do not have a formal audit committee.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

