Form 10-K
period 2023-12-31
Namliong SkyCosmos, Inc.
filed 2024-04-29
CIK 1342219

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended:  December 31, 2023

OR

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-55909

NAMLIONG SKYCOSMOS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3240178
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

77, Sec 2, Guanxin Road

Guanmiao District

Tainan City, Taiwan

(Address of principal executive offices) (Zip Code)

+886-6-5950559#25

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

As of June 30, 2023, the Company had outstanding 14,706,513 shares of common stock, par value $0.001 per share. Of those, 2,596,513 shares were held by non-affiliates of the registrant. As of June 30, 2023, the aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $654,581 based on the closing price of the Company’s common stock as quoted on the OTC Markets on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

i

INTRODUCTORY COMMENT

We are a Nevada holding company with operations conducted through our wholly owned Samoan subsidiary. OEC operates primarily in Hong Kong but has administrative offices based in Taiwan and China that provide services to clients located in Taiwan, Hong Kong and China. Our investors hold shares of common stock in Namliong SkyCosmos, Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Taiwan subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Our ability to obtain contributions from our subsidiary is significantly affected by regulations promulgated by Taiwan and currency control regulations promulgated by the authorities of China and Hong Kong. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Relating to Doing Business in Taiwan, Hong Kong and China.” set forth herein.

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

There may be prominent risks associated with our operations and activities in Taiwan, Hong Kong and China. For example, as a U.S.-listed public company conducting business or otherwise engaging in activities in Taiwan, Hong Kong and China, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and Data Security Law, may impact OEC’s ability to conduct business in Hong Kong and China. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including adopting new measures to extend the scope of cybersecurity reviews and expanding the efforts in anti-monopoly enforcement. The business of our subsidiary is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) we do not have one million individual online users of our products and services in Hong Kong or China; (ii) we do not possess a large amount of personal information in our business operations.  In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than Renminbi (“RMB”) 400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Taiwan, Hong Kong and China.” set forth herein.

ii

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Nigeria and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA and the Accelerating Holding Foreign Companies Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors - The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth herein.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Taiwan, Hong Kong and China” set forth herein.

☐	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and China and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth herein.

☐	We are a holding company with operations conducted through our wholly owned Samoan subsidiary. This structure presents unique risks as our investors may never directly hold equity interests in our Samoan subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see ”Risk Factors - Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

iii

☐	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. There is a risk that the Chinese government may intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our securities. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and China and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and China and accordingly on the results of our operations and financial condition.” set forth herein.

☐	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

☐	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors - The Chinese government exerts substantial influence over the manner in which we must conduct our business activities in Hong Kong and China. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if we establish PRC subsidiaries to conduct business in Hong Kong or the PRC and such PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth herein.

☐	The recent joint statement by the SEC and PCAOB, and the HFCAA all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. Please see “Risk Factors - The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth herein.

☐	We are organized under the laws of the State of Nevada as a holding company that conducts its business through its Samoan subsidiary. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Samoa against us or our management or to effect service of process on the officers and directors managing the foreign subsidiary. Please see “Risk Factors - It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.” set forth herein.

References in this registration statement to the “Company,” “NLSC,” “we,” “us” and “our” refer Namliong SkyCosmos, Inc., a Nevada company and its subsidiary on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

iv

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

v

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

vi

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

Corporate History

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

On March 31, 2023, the Company entered into a Share Exchange Agreement with Continental Development Corporation, a Samoa company (“CDC”) that is controlled by Cheng Hsing HSU, our sole executive officer and director, to purchase 1,000,000 shares of common stock of Orient Express & Co., Ltd. ("OEC"), a SAMOA company, constituting all of the issued and outstanding ordinary shares of OEC, held by CDC. In consideration for such OEC shares, the Company agreed to issue to CDC two million shares of its common stock at a per share price of $0.50. Mr. HSU is the director and sole executive officer of CDC. The acquisition consummated on April 30, 2023, and as a result, OEC became a wholly owned subsidiary of the Company. As of the date of this report, the Company has not yet issued the 2,000,000 shares due to Mr. Hsu .

The foregoing description of the Share Exchange Agreement is qualified in its entirety by reference to the Share Exchange Agreement which is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

ORIENT EXPRESS & CO., LTD

ORIENT EXPRESS & CO., LTD (“OEC”) is a company registered in SAMOA. OEC was incorporated on April 21, 2009. The Company’s executive office is located at 77, Sec 2, Guanxin Rd, Guanmiao District., Tainan City 71825, Taiwan. In addition to the Taiwan administrative office, OEC currently has two offices in China and one office in Hong Kong.

Upon consummation of our acquisition of OEC, we became a supply chain system company with established business bases in Tainan, Taiwan, and Shanghai, China. Specifically, OEC assists customers in establishing its supply chain system. OEC focuses in providing assistance in the following business sectors: textile products; green building materials; machinery and equipment; generators; coal trading; and bioenergy and diesel.

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

Business Overview

OEC was incorporated on April 21,2009 in Samoa and operates primarily in Hong Kong.  In addition, OEC has administrative offices in Taiwan and Shanghai, China.

Since its inception, the company has taken international trade as its main business direction, assisting customers to establish a complete supply chain system. The main business segments include: various textile products; green building materials; machinery and equipment; generators. In recent years, it has expanded to Coal trading; Bioenergy and Diesel, etc.

The company operates with the following trademarks :

The industries and business scopes operated by the company mainly include:

Sports & Leisure Apparel and Accessories Industry

The Company started with its textile business of functional textile ever since. This category includes the garments, gears, shoes and bags required for certain sports and leisure activities, such as sportswear, aerobic suits, cycling clothing, swimwear, yoga suits, sports shoes, casual shoes, fashionable bags with functions, etc.

Our supplier with strong R&D teams, we keep innovating and providing excellent materials for world-famous brands to ensure the product quality of the brands and to enhance the brand loyalty of the consumers. He specializes in manufacturing hockey equipment materials, sporting goods, medical materials, ready-made garments, hat materials, furniture and special textile materials, etc. Its R&D center emphasizes in the development of ecological and innovative materials and focuses on producing new products for the construction business group.

Our mission is the development and production of sports and medical protection products. With the best researchers and the newest technology, Tien Jiang has become a leading manufacturer of high-performance sports products. We satisfy our customers by providing high-quality products and delivering the products punctually.

Outdoor Activity Apparel and Accessories Industry

Clothing, equipment, gears, shoes and bags for outdoor activities, including mountain climbing, golf, skiing, sailing, river trekking, scuba diving and motorcycling, etc, are included in this category.

Due to the harsh environment or weather that the customers may encounter outdoors, products should be made with function-oriented materials or should be tailor-made with special textile materials with functional characteristics such as waterproof, breathable, antibacterial, antifungal, anti-UV, deodorant, thermostatic, wear-resistant, cut-resistant, highly elastic, etc. properties. The textile materials can be manufactured with fibers or additives with distinctive characteristics to make products that serve different functions, such as windproof, waterproof and extra water-repellent, light, breathable, flexibility, ductility, wear-resistant, cut-resistant, thermostatic and other functions while maintaining a soft and comfortable texture.

Outdoor Furniture -
Walkways, Decking, Benches, Siding and More

Mars Global Corp | Cero Wood

APOLLO GLOBAL CORPORATION

Home and Personal Protective Products Industry

Manufacture combining special fibers or additives with textile materials to make protective products to ensure the safety of human body for individuals and in the workplace.

This category includes the safety protection items required in certain workplace, for certain activities and for environmental safety protection, such as retardant design, isolation, bulletproof protection, motorcycle riding suit, cut-resistant protective series, outdoor sports clothing and protective gear, etc, . Meanwhile, in order to cater to different activities and environments, the products of this category must be cut-resistant, wear-resistant, windproof, warm, breathable, etc.

Regarding safety protection, WE provides all kinds of work safety protection for the military, police and fire departments with garments and equipment featuring bulletproof, explosion-proof and retardant properties. On the other hand, WE also provides work shoes and steel-toed shoes, catering different work environments, for the personnel with special duties. As for the safety protection and survival gears in extreme environments, we provide lifejackets and other life-saving items.

Green Energy Saving and Green Building & Material Industry

In 21st century, the new energy has been an important index of competitiveness of industry. When the campaign of energy saving and carbon reduction sweeps across the globe, We adheres to its core value of "respect lives and care for the environment", through making use of its advantage in manufacturing industry, adapting to the missions and goals of the green industry development of the company, and conforming to energy plan for the sustainable development of green energy industry proposed by government to be one of the major global suppliers in solar photovoltaic system industry. The company devotes itself to green energy and energy saving industry, the development of solar photovoltaic technology, green building and materials, etc.

Taiwan boasts superb international strategic status, ecological environment, and rich solar energy resources. We responds to the government call of promoting green energy and carbon deduction, and makes positive contribution to implement this mission as an industrial company so as to reduce the cost, improve the corporate brand image and move towards the goal of sustainable development.

OEC sets up a good example by sowing the earth-protecting seeds and making full use of solar energy resources, which not only exploits green new energy, but also creates numerous additional value and brand-new green business model.

Our main products are Green Building Materials. The products include DRESDEN GLASS, DRESDEN SHEET, CERO WOOD, and SPC FLOOR etc. "Respecting for life, caring for environment" is our core value, and we want to contribute to green materials. Using DRESDEN GLASS, DRESDEN SHEET can achieve good insulation effect and effectively reduce the effect of UV on indoor spaces. CERO WOOD is a 100% recyclable building material. It has higher weather resistance and solves problems such as cracking and warping of plastic wood. Realizing energy savings, reducing carbon, and protecting our forest environment.

Product List

Colors and specifications can be matched

CERO WOOD

Oriental Green Energy Technology Inc.
佳東綠能科技股份有限公司

Product List									20.02.07
photo	item	num	size(mm)	application	photo	item	num	size(mm)	application
	1	SKM-A1002530	25*30*2400	decorate beam		11	SKM-A1005015	15*50*2400	sapwood
	2	SKM-A1003030	30*30*2400	decorate beam		12	SKM-A2001580	15*80*2400	decorative wire board
	3	SKM-A1003040	30*40*2400	fixed beam material		13	SKM-A2002515	25*150*2400	wooden floor
	4	SKM-A1003060	30*60*2400	supportive beam material		14	SKM-A2003018	30*182*2400	wooden floor
	5	SKM-A1003090	30*90*2400	supportive beam material		15	SKM-A2004014	40*140*2400	supportive beam material, stairs
	6	SKM-A1004050	40*50*2400	supportive beam material		16	SKM-A2006580	65*80*2400	armrest
	7	SKM-A1001090	10*90*2400	decoration, lining boards		17	SKM-A2001845	18*450*2400	wide board
	8	SKM-A1001590	15*90*2400 15*81*2400	exterior, plate material		18	SKM-A2001860	18*600*2400	wide board
	9	SKM-A1001415	14*155*2400	exterior wall, house roofing sheet		19	SKM-A2001010	100*100*2400	structural square column
	10	SKM-A2001515	15*158*2400	panel material		20	SKM-A2001414	140*140*2400	structural square column

Explanation

1. Woodworking methods and tools are fully applicable, and can be sawed, planed, nailed, drilled, glued, painted, etc., easy to process or do it yourself.
2. The hardware must be made of stainless steel or non-rusting materials.
3. Fix the product with screws. If the screw cannot be locked directly, guide the hole first, then lock it or fix it with a clip, and then lock it.
4. The distance between the drilled hole or nail hole from the boundary must be more than 1.5 cm.

Mars Global Corp | Cero Wood

APOLLO GLOBAL CORPORATION

Construction Machinery & Tools

8

LPG/NG Generator Set Quotation

MODEL	PD15REG-DB	PD18REG-DB	PD20REG-DB
OUTPUT			
RATED POWER（LPG）	15KW [18.7KVA]	18KW [22.5KVA]	20KW [25KVA]
RATED POWER（NG）	14KW [17.5KVA]	17KW [21.2KVA]	18KW [22.5KVA]
RATED VOLT (V)	120/240 [120/208]	120/240 [120/208]	120/240 [120/208]
PHASE	SINGLE [THREE]	SINGLE [THREE]	SINGLE [THREE]
Engine/Alternator RPM（rpm）	3600	3600	3600
POWER FACTOR	1.0 [0.8]	1.0 [0.8]	1.0 [0.8]
FREQUENCY (HZ)	60	60	60
ENGINE			
ENGINE WARRANTY (YEAR)	1	1	1
ENGINE PART #	465QR	465QR	465QR
VOLUME (cc)	998	998	998
COMPRESSION RATIO	9.5:1	9.5:1	9.5:1
IGNITION SYSTEM	ECM IGNITION	ECM IGNITION	ECM IGNITION
ELECTRIC START	YES	YES	YES
FUEL TYPE	LPG/NG	LPG/NG	LPG/NG
BORE&STROKE(mm×mm)	L4-65.5×74	L4-65.5×74	L4-65.5×74
ASPIRATION TYPE	NATURAL ASPIRATION	NATURAL ASPIRATION	NATURAL ASPIRATION
OIL CAPACITY(L)	4.0	4.0	4.0
ROTARY OIL FILTER	YES	YES	YES
SLEEVE	CAST IRON	CAST IRON	CAST IRON
CHARGING METHOD	CHARGER 12V/3A	CHARGER 12V/3A	CHARGER 12V/3A
RECOMMEND BATTERY	18AH-45AH	18AH-45AH	18AH-45AH
COOLING SYSTEM	LIQUID COOLED	LIQUID COOLED	LIQUID COOLED
LOW OIL PRESSURE SHUTDOWN	YES	YES	YES
ALTERNATOR			
VOLT.REG.SYSTEM	AVR	AVR	AVR
TYPE	BRUSH	BRUSH	BRUSH
POLE	2	2	2
THD @FULL LOAD	≤ 5%	≤ 5%	≤ 5%
INSULATION	F	F	F
STATOR WINDING MATERIAL	COPPER	COPPER	COPPER
ROTOR WINDING MATERIAL	COPPER	COPPER	COPPER
CONNECTION METHOD	DIRECT COUPLING（FLANGE CONNECTED）	DIRECT COUPLING（FLANGE CONNECTED）	DIRECT COUPLING（FLANGE CONNECTED）
CONTROLLER			
LOCATION	INSIDE，UPPER ALTERNATOR	INSIDE，UPPER ALTERNATOR	INSIDE，UPPER ALTERNATOR
MANUFATURER/PART#	SMARTGEN/HSC940	SMARTGEN/HSC940	SMARTGEN/HSC940
AUTO/MANUAL/SHUT DOWN	YES	YES	YES

Solar Energy

The global current solar photovoltaic promotion policy prioritizes the promotion of land diversification, combining the existing land use with solar photovoltaic installations. Among them, "fishery and electricity symbiosis" focuses on farming, supplemented by photovoltaics. The purpose is to combine aquaculture fishery with green energy power generation. economic model.

The power system needs to invest in changes to make global energy sustainable and mitigate climate change. In the next ten years, countries and regions are bound to take actions to promote investment in renewable energy and accelerate the utilization of renewable energy in the power system. The market for fixed energy storage opportunities have arisen as a result.

At the same time, low-carbon energy transformation has become the direction of global energy development. With the increase in the installation and penetration rate of renewable energy, the risk of intermittent renewable energy (such as photovoltaics and wind power) on the power grid has increased. Energy storage technology has become one of the possible solutions to the negative impact caused by the grid connection of a large number of renewable energy sources.

Consulting Service

We provide consulting services to other developers and operators of other companies related to the planning, marketing and operating of solution. We also assist the operator clients to promote their products through marketing channels, help to build customer relationships and increase brand loyalty and awareness.

We help clients to develop marketing plan and packaging procedure. We also help clients evaluate their business performance to effectively control their manpower and costs. Instead of paying on a percentage of the total transaction, our clients pay a non-fixed fee for our service provided.

We introduce clients to the internet platform and assist them with broadcasting their business to the platform. We use our experience and technology on the network platform to help our clients expand their customer base.

Our service includes following categories:

1.	Marketing

	1)	Planning and Promotion: We assist the operator clients to promote their products through marketing channels, help to build customer relationships and increase brand loyalty and awareness;

	2)	We help clients to develop marketing plan and packaging procedure. We also help clients evaluate their business performance to effectively control their manpower and costs. Instead of paying on certain percentages of the total transaction values, our clients pay a non-fixed fee for our service.

2.	Internet platform: We introduce clients to the internet platform and assist them with promoting their business on the platform. We use our experience and technology on the network platform to help our clients expand their customer base.

3.	Industry-University cooperation and joint research: Using customer feedback and industry data, we analyze possible future products and participate in professional technology and marina operations transfer;

Competitive Strengths

We believe we have the following competitive strengths.

Advanced R&D and Design Capabilities. Our operating subsidiary have currently been granted several patents, including  invention patents, utility model patents, and design patents. The core team of our R&D department currently consists of three professionals who are in charge of product design, mechanical engineering, and shipbuilding engineering, respectively.

Strict Quality Control. Our operating subsidiary pays great attention to the control of yacht quality and has established a comprehensive quality management system to strictly manage the purchase of raw materials and the production processes.

High Brand Recognition in the Industry and Commitment to Differentiated Services. In addition to affiliations with the Orient brand, our operating subsidiary has registered a series of trademarks and created the independent brand of “Orient Express” through years of hard work in the field of recreational boating industry. Our operating subsidiary provides our customers with individual design solutions and our diverse manufacturing technologies enables us to produce specialized and customized recreational boars according to their project needs.

High-Quality After-sales Maintenance and Market Development. Our operating subsidiary has assigned dedicated personnel to be responsible for maintaining after-sales services in different regional markets.

Experienced Management Team: Our management team members have many years of experiences in yacht and marina industry and their experiences allow us to grow our business more efficiently and swiftly.

Strong Relationship with Customers: We believe that we have strong relationship with customers due to our long history of operations.

INTELLECTUAL PROPERTY AND PATENTS

We rely on, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect the “Oriental Express” brand. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. Any unauthorized disclosure or use of our intellectual property could increase our costs and harm our operating results.

The laws of the Taiwan, Hong Kong and PRC may not protect our brand and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in our country. Further, companies in the internet, social media technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of their intellectual property rights.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction. We expect that our revenue will be derived principally from our operations in the PRC and Hong Kong where intellectual property protection may be more limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend to protect our trademarks against infringement and also seek protection of registered design and product patents.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of the Company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

COMPETITION

We rely on, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect the “Orient Express” brand. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. Any unauthorized disclosure or use of our intellectual property could increase our costs and harm our operating results.

The laws of the Taiwan, Hong Kong and the PRC may not protect our brand and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in our country. Further, companies in the internet, social media technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of their intellectual property rights.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend to protect our trademarks against infringement and also seek protection of registered design and product patents.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of the Company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

EMPLOYEES

We are currently operating with 1 full time employee who is also our sole executive director and director, 6 full time contractors and 2 consultants. Our sole executive officer and director is located in Taiwan.

We have the following fulltime contractors located in Taiwan as set forth below:

Executive officers	1
Operational Management	1
Business Development	1
Total	3

We have the following fulltime contractors located in Hong Kong as set forth below:

Executive officers	0
Operational Management	0
Business Development	1
Total	1

We have the following fulltime contractors located in China as set forth below:

Executive officers	0
Operational Management	2
Business Development	1
Total	3

None of our contractors in Taiwan, Hong Kong and the PRC are members of a trade union. We believe that we maintain good relationships with our contractors and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

According to the Social Insurance Law of the People’s Republic of China, we are required to make contributions to a pension fund, basic medical insurance, work injury insurance, unemployment insurance and maternity insurance for all of our eligible employees in the PRC. We are required to contribute a specified percentage of the participants’ relevant income based on their wage level. The total contributions were $16,242 and $21,176 for the years ended December 31, 2023, and 2022, respectively.

Moreover, according to the Regulations on Management of Housing Provident Fund, we are required to make a contribution to the housing provident fund for all of our eligible employees in the PRC based on a certain percentage of their relevant income.

GOVERNMENT AND INDUSTRY REGULATIONS

Taiwan

OEC’s activities in Taiwan are subject to the laws and regulations of Taiwan governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. OEC may also become subject to foreign exchange regulations might limit our ability to convert foreign currency into Renminbi, acquire PRC companies, or make dividend payments to NLSC.

Personal Data Protection Laws in Taiwan

Under the Taiwan Personal Data Protection Act (“PDPA”), each individual or governmental or non-governmental agencies, including our affiliate in Taiwan, should be subject to certain requirements and restrictions for collecting, processing or using personal data. The definition of “personal data” is extended to cover a broad scope, including name, birthday, ID, special features, fingerprints, marriage status, family, education, occupation, medical records, medical history, genetic information, sex history, health examination report, criminal records, contact information, financial status, social activities, and any other data which is sufficient to directly or indirectly identify a specific person. Due to the nature of the use of medical devices, our operation and the operation of our partners might collect, process, or use the data pertaining to a person's medical records and healthcare, genetics (collectively, sensitive data), which is subject to stricter scrutiny. Generally, we can only obtain such sensitive data when the person consents in writing or electronically. Furthermore, in September 2021, the TFDA published the draft bill of Regulations Governing Security Measures of the Personal Information File for the Business of Wholesale of Medical Devices and Retail Sale of Medical Apparatus authorized under the PDPA, which requires the medical devices wholesalers and retailers to adopt necessary data security/protection measures, and establish prevention and reporting mechanisms in relation to any data breach. The draft bill also empowers the TFDA to conduct regular inspections and audits. If we fail to comply with the PDPA, we may be subject to serious punishment for civil claims, criminal offenses and administrative liabilities: the ceiling of the aggregate compensation amount for damages payable in a single case will be up to NT$200,000,000 or the actual value of loss arising from our violation provided the amount of actual value of such loss is higher than NT$200,000,000; the defendant may be subject to an imprisonment of up to five years; and the penalty for administrative liabilities will be up to NT$500,000 for each violation, and may be imposed consecutively if such violation continues.

Hong Kong

OEC’s operations in Hong Kong are subject to the laws and regulations of Hong Kong governing businesses concerning, in particular labor, occupational safety and health, contracts, tort and intellectual property. Furthermore, we need to comply with the rules and regulations of Hong Kong governing the data usage and regular terms of service applicable to our potential customers or clients. As the information of our potential customers or clients is preserved in Hong Kong, we need to comply with the Hong Kong Personal Data (Privacy) Ordinance.

China

OEC’s activities in China are subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. OEC may also become subject to foreign exchange regulations might limit our ability to convert foreign currency into Renminbi, acquire PRC companies, or make dividend payments to NLSC.

PRC Regulations on Tax

Enterprise Income Tax

The EIT Law was promulgated by the Standing Committee of the National People’s Congress on March 16, 2007 and became effective on January 1, 2008, and was later amended on February 24, 2017. The Implementation Rules of the EIT Law (the “Implementation Rules”) were promulgated by the State Council on December 6, 2007 and became effective on January 1, 2008. According to the EIT Law and the Implementation Rules, enterprises are divided into resident enterprises and non-resident enterprises. Resident enterprises shall pay enterprise income tax on their incomes obtained in and outside the PRC at the rate of 25%. Non-resident enterprises setting up institutions in the PRC shall pay enterprise income tax on the incomes obtained by such institutions in and outside the PRC at the rate of 25%. Non-resident enterprises with no institutions in the PRC, and non-resident enterprises whose incomes having no substantial connection with their institutions in the PRC, shall pay enterprise income tax on their incomes obtained in the PRC at a reduced rate of 10%.

The Arrangement between the PRC and Hong Kong Special Administrative Region for the Avoidance of Double Taxation the Prevention of Fiscal Evasion with respect to Taxes on Income (the “Arrangement”) was promulgated by the State Administration of Taxation (“SAT”) on August 21, 2006 and came into effect on December 8, 2006. According to the Arrangement, a company incorporated in Hong Kong will be subject to withholding tax at the lower rate of 5% on dividends it receives from a company incorporated in the PRC if it holds a 25% interest or more in the PRC company. The Notice on the Understanding and Identification of the Beneficial Owners in the Tax Treaty (the “Notice”) was promulgated by SAT and became effective on October 27, 2009. According to the Notice, a beneficial ownership analysis will be used based on a substance-over-form principle to determine whether or not to grant tax treaty benefits.

In April 2009, the Ministry of Finance, or MOF, and SAT jointly issued the Notice on Issues Concerning Process of Enterprise Income Tax in Enterprise Restructuring Business, or Circular 59. In December 2009, SAT issued the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698. Both Circular 59 and Circular 698 became effective retroactively as of January 2008. In February 2011, SAT issued the Notice on Several Issues Regarding the Income Tax of Non-PRC Resident Enterprises, or SAT Circular 24, effective April 2011. By promulgating and implementing these circulars, the PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of equity interests in a PRC resident enterprise by a non-resident enterprise.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

On October 17, 2017, the SAT issued a Notice Concerning Withholding Income Tax of Non-Resident Enterprise, or SAT Notice No. 37, which abolishes Circular 698 and certain provisions of Circular 7. SAT Notice No. 37 reduces the burden of the withholding obligator, such as revocation of contract filing requirements and tax liquidation procedures, strengthens the cooperation of tax authorities in different places, and clarifies the calculation of tax payable and mechanism of foreign exchange.

Value-added Tax

Pursuant to the Provisional Regulations on Value-added Tax of the PRC, or the VAT Regulations, which were promulgated by the State Council on December 13, 1993, took effect on January 1, 1994, and were amended on November 10, 2008, February 6, 2016, and November 19, 2017, respectively, and the Rules for the Implementation of the Provisional Regulations on Value-added Tax of the PRC, which were promulgated by the MOF on December 25, 1993, and were amended on December 15, 2008, and October 28, 2011, respectively, entities and individuals that sell goods or labor services of processing, repair or replacement, sell services, intangible assets, or immovables, or import goods within the territory of the People’s Republic of China are taxpayers of value-added tax. The VAT rate is 17% for taxpayers selling goods, labor services, or tangible movable property leasing services or importing goods, except otherwise specified; 11% for taxpayers selling services of transportation, postal, basic telecommunications, construction and lease of immovable, selling immovable, transferring land use rights, selling and importing other specified goods including fertilizers; 6% for taxpayers selling services or intangible assets.

According to the Notice on the Adjustment to the Value-added Tax Rates issued by the SAT and the MOF on April 4, 2018, where taxpayers make VAT taxable sales or import goods, the applicable tax rates shall be adjusted from 17% to 16% and from 11% to 10%, respectively. Subsequently, the Notice on Policies for Deepening Reform of Value-added Tax was issued by the SAT, the MOF and the General Administration of Customs on March 30, 2019 and took effective on April 1, 2019, which further adjusted the applicable tax rate for taxpayers making VAT taxable sales or importing goods. The applicable tax rates shall be adjusted from 16% to 13% and from 10% to 9%, respectively.

Dividend Withholding Tax

The EIT Law provides that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

PRC Laws and Regulations on Employment and Social Welfare

Labor Law of the PRC

Pursuant to the Labor Law of the PRC, which was promulgated by the Standing Committee of the NPC on July 5, 1994 with an effective date of January 1, 1995 and was last amended on August 27, 2009 and the Labor Contract Law of the PRC, which was promulgated on June 29, 2007, became effective on January 1, 2008 and was last amended on December 28, 2012, with the amendments coming into effect on July 1, 2013, enterprises and institutions shall ensure the safety and hygiene of a workplace, strictly comply with applicable rules and standards on workplace safety and hygiene in China, and educate employees on such rules and standards. Furthermore, employers and employees shall enter into written employment contracts to establish their employment relationships. Employers are required to inform their employees about their job responsibilities, working conditions, occupational hazards, remuneration and other matters with which the employees may be concerned. Employers shall pay remuneration to employees on time and in full accordance with the commitments set forth in their employment contracts and with the relevant PRC laws and regulations. Our Samoan subsidiary currently does not comply with PRC laws and regulations, but complies with Hong Kong laws and regulations.

Social Insurance and Housing Fund

Pursuant to the Social Insurance Law of the PRC, which was promulgated by the Standing Committee of the NPC on October 28, 2010 and became effective on July 1, 2011, employers in the PRC shall provide their employees with welfare schemes covering basic pension insurance, basic medical insurance, unemployment insurance, maternity insurance, and occupational injury insurance. Our Hong Kong subsidiary has not deposited the social insurance fees in full for all the employees in compliance with the relevant regulations. We may be ordered by the social security premium collection agency to make or supplement contributions within a stipulated period, and shall be subject to a late payment fine computed from the due date at the rate of 0.05% per day; where payment is not made within the stipulated period, the relevant administrative authorities shall impose a fine ranging from one to three times the amount of the amount in arrears. We entrust another company (YK&E) controlled by Cheng-Hsing, HSU to deposited employees’ public funds and social insurance on their behalf.

In accordance with the Regulations on Management of Housing Provident Fund, which were promulgated by the State Council on April 3, 1999 and last amended on March 24, 2002, employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employers and employees are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time. OEC has not registered at the designated administrative centers nor opened bank accounts for depositing employees’ housing funds. It also has not deposited employees’ housing funds. OEC may be ordered by the housing provident fund management center to complete the registration formalities, open bank accounts, make the payment and deposit within a prescribed time limit if it becomes subject to PRC laws. Failing to register or open bank accounts at the expiration of the time limit could result in fines of not less than RMB10,000 nor more than RMB50,000. And an application may be made to a people’s court for compulsory enforcement if payment and deposit has not been made after the expiration of the time limit.

PRC Regulations Relating to Foreign Exchange

General Administration of Foreign Exchange

The principal regulation governing foreign currency exchange in the PRC is the Administrative Regulations of the PRC on Foreign Exchange (the “Foreign Exchange Regulations”), which were promulgated on January 29, 1996, became effective on April 1, 1996 and were last amended on August 5, 2008. Under these rules, RMB is generally freely convertible for payments of current account items, such as trade- and service-related foreign exchange transactions and dividend payments, but not freely convertible for capital account items, such as capital transfer, direct investment, investment in securities, derivative products or loans unless prior approval by competent authorities for the administration of foreign exchange is obtained. Under the Foreign Exchange Regulations, foreign-invested enterprises in the PRC may purchase foreign exchange without the approval of SAFE to pay dividends by providing certain evidentiary documents, including board resolutions, tax certificates, or for trade and services related foreign exchange transactions, by providing commercial documents evidencing such transactions.

Circular No. 37 and Circular No. 13

Circular 37 was released by SAFE on July 4, 2014 and abolished Circular 75 which had been in effect since November 1, 2005. Pursuant to Circular 37, a PRC resident should apply to SAFE for foreign exchange registration of overseas investments before it makes any capital contribution to a special purpose vehicle, or SPV, using his or her legitimate domestic or offshore assets or interests. SPVs are offshore enterprises directly established or indirectly controlled by domestic residents for the purpose of investment and financing by utilizing domestic or offshore assets or interests they legally hold. Following any significant change in a registered offshore SPV, such as capital increase, reduction, equity transfer or swap, consolidation or division involving domestic resident individuals, the domestic individuals shall amend the registration with SAFE. Where an SPV intends to repatriate funds raised after completion of offshore financing to the PRC, it shall comply with relevant PRC regulations on foreign investment and foreign debt management. A foreign-invested enterprise established through return investment shall complete relevant foreign exchange registration formalities in accordance with the prevailing foreign exchange administration regulations on foreign direct investment and truthfully disclose information on the actual controller of its shareholders.

If any shareholder who is a PRC resident (as determined by the Circular No. 37) holds any interest in an offshore SPV and fails to fulfil the required foreign exchange registration with the local SAFE branches, the PRC subsidiaries of that offshore SPV may be prohibited from distributing their profits and dividends to their offshore parent company or from carrying out other subsequent cross-border foreign exchange activities. The offshore SPV may also be restricted in its ability to contribute additional capital to its PRC subsidiaries. Where a domestic resident fails to complete relevant foreign exchange registration as required, fails to truthfully disclose information on the actual controller of the enterprise involved in the return investment or otherwise makes false statements, the foreign exchange control authority may order them to take remedial actions, issue a warning, and impose a fine of less than RMB 300,000 on an institution or less than RMB 50,000 on an individual.

Circular 13 was issued by SAFE on February 13, 2015, and became effective on June 1, 2015. Pursuant to Circular 13, a domestic resident who makes a capital contribution to an SPV using his or her legitimate domestic or offshore assets or interests is no longer required to apply to SAFE for foreign exchange registration of his or her overseas investments. Instead, he or she shall register with a bank in the place where the assets or interests of the domestic enterprise in which he or she has interests are located if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate domestic assets or interests; or he or she shall register with a local bank at his or her permanent residence if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate offshore assets or interests.

We cannot assure that our PRC beneficial shareholders have completed registrations in accordance with Circular 37.

Circular 19 and Circular 16

Circular 19 was promulgated by SAFE on March 30, 2015, and became effective on June 1, 2015. According to Circular 19, the foreign exchange capital in the capital account of foreign-invested enterprises, meaning the monetary contribution confirmed by the foreign exchange authorities or the monetary contribution registered for account entry through banks, shall be granted the benefits of Discretional Foreign Exchange Settlement (“Discretional Foreign Exchange Settlement”). With Discretional Foreign Exchange Settlement, foreign capital in the capital account of a foreign-invested enterprise for which the rights and interests of monetary contribution have been confirmed by the local foreign exchange bureau, or for which book-entry registration of monetary contribution has been completed by the bank, can be settled at the bank based on the actual operational needs of the foreign-invested enterprise. The allowed Discretional Foreign Exchange Settlement percentage of the foreign capital of a foreign-invested enterprise has been temporarily set to be 100%. The Renminbi converted from the foreign capital will be kept in a designated account and if a foreign-invested enterprise needs to make any further payment from such account, it will still need to provide supporting documents and to complete the review process with its bank.

Furthermore, Circular 19 stipulates that foreign-invested enterprises shall make bona fide use of their capital for their own needs within their business scopes. The capital of a foreign-invested enterprise and the Renminbi it obtained from foreign exchange settlement shall not be used for the following purposes:

•	directly or indirectly used for expenses beyond its business scope or prohibited by relevant laws or regulations;

•	directly or indirectly used for investment in securities unless otherwise provided by relevant laws or regulations;

•	directly or indirectly used for entrusted loan in Renminbi (unless within its permitted scope of business), repayment of inter-company loans (including advances by a third party) or repayment of bank loans in Renminbi that have been sub-lent to a third party; or

•	directly or indirectly used for expenses related to the purchase of real estate that is not for self-use (except for foreign-invested real estate enterprises).

Circular 16 was issued by SAFE on June 9, 2016. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to RMB on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange capital items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis applicable to all enterprises registered in the PRC. Circular 16 reiterates the principle that an enterprise’s Renminbi capital converted from foreign currency-denominated capital may not be directly or indirectly used for purposes beyond its business scope or purposes prohibited by PRC laws or regulations, and such converted Renminbi capital shall not be provided as loans to non-affiliated entities.

PRC subsidiaries' distributions to their offshore parents are required to comply with the requirements as described above.

PRC Share Option Rules

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which PRC citizens participate require approval from SAFE or its authorized branch. Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, or the Share Option Rules, issued by SAFE on February 15, 2012, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (i) register with SAFE or its local branches, (ii) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants, and (iii) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers.

PRC Regulation of Dividend Distributions

The principal laws, rules and regulations governing dividend distributions by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations, the Chinese-foreign Cooperative Joint Venture Law and its implementation regulations, and the Chinese-foreign Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside a general reserve of at least 10% of their after-tax profit, until the cumulative amount of such reserve reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

INSURANCE.

We maintain certain insurance in accordance customary industry practices in Hong Kong. Insurance will be bought on individual pieces that are valued at US$ 2 million and above, based on the valuation provided by our 3rd party appraisers.

CORPORATE INFORMATION

Our corporate and executive office is located at 77, Sec 2, Guanxin Rd, Guanmiao District., Tainan City 71825, Taiwan, telephone number +886-6-5950559. In addition to the Taiwan administrative office, OEC currently has 2 offices located in China and 1 office in Hong Kong.

NEAR-TERM REQUIREMENTS FOR ADDITIONAL CAPITAL

We believe that we will require approximately $800,000 over the next 18 months to implement our business plan. For the immediate future, we intend to finance our business expansion efforts through loans and investments from existing shareholders, financial institutions and investors.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this prospectus before making an investment decision. Our business, prospects, financial condition, and results of operations may be materially and adversely affected as a result of any of the following risks. The value of our securities could decline as a result of any of these risks. You could lose all or part of your investment in our securities. Some of the statements in “Risk Factors” are forward looking statements.

Risks Related to Doing Business in Taiwan, Hong Kong and China

We face the risk that the policies of China towards Taiwan could have a significant impact on our business in Taiwan.

Taiwan’s economy is highly dependent upon the demand from China and Hong Kong. Taiwan is facing increasingly tense geopolitical relationships with China. If tensions between the two nations increase, China may implement policies and actions including economic sanctions and possible military action against Taiwan. These policies and actions may materially and adversely affect our ability to conduct business in Taiwan and or the economy of Taiwan which may in turn adversely affect our results of operation and financial condition of our business.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Taiwan, Hong Kong and the PRC and the profitability of such business.

We have conducted and expect to continue to conduct our operations and generate revenue in Taiwan, Hong Kong, S.A.R. and China Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. Policies of the PRC government can have significant effects on economic and geopolitical conditions in Hong Kong and Taiwan. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case. Further, we cannot assure you that tensions between the PRC government and Taiwan will alleviate. Our interests may be adversely affected by changes in policies by the PRC government, including:

☐	changes in laws, regulations or their interpretation especially with respect to Hong Kong and Taiwan;
☐	confiscatory taxation;
☐	restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;
☐	expropriation or nationalization of private enterprises;
☐	Military action against Taiwan; and
☐	the allocation of resources.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Taiwan Hong Kong and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in Hong Kong may be adversely affected by changes in Chinese laws and regulations. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected China-based operating companies whose securities are listed in the United States, with significant policies changes being made from time to time without notice. These policies may be extended to apply to companies that operate in Hong Kong.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience in adjudicating new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our business. Consequently, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors.

Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot assure you that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in Hong Kong may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores.

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. Given that the Chinese government may intervene or influence our operations at any time, it could result in a material change in our operation and the value of our common stock. Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which were available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which require operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirement in the future. While we believe that our operations are not affected by this, as these opinions were recently issued, official guidance and interpretation of the opinions remain unclear in several respects at this time. Therefore, we cannot assure you that we will remain fully compliant with all new regulatory requirements of these opinions or any future implementation rules on a timely basis, or at all.

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

The Holding Foreign Companies Accountable Act was signed into law on December 18, 2020, and requires Auditors of publicly traded companies to submit to regular inspections every three years to assess such auditors’ compliance with applicable professional standards. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. On September 22, 2021, the PCAOB adopted rules to create a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China and in Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions. The PCAOB has made such designations as mandated under the HFCA Act. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

Our Auditor is based in Nigeria and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time.

According to Article 177 of the Securities Law of the PRC (“Article 177”), overseas securities regulatory authorities are prohibited from engaging in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and Chinese entities or individuals are further prohibited from providing documents and information in connection with securities business activities to any organizations and/or persons abroad without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this prospectus, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

We believe Article 177 is only applicable where the activities of overseas authorities constitute a direct investigation or evidence collection by such authorities within the territory of the PRC. In the event that the U.S. securities regulatory agencies carry out an investigation on us such as an enforcement action by the Department of Justice, the SEC or other authorities, such agencies’ activities will constitute conducting an investigation or collecting evidence directly within the territory of the PRC and accordingly fall within the scope of Article 177. In that case, the U.S. securities regulatory agencies may have to consider establishing cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or establishing a regulatory cooperation mechanism with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in this particular case and/or establish such cooperation in a timely manner.

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer's public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

We are also subject to other risks and uncertainties that affect many other businesses which are unpredictable and in certain instances are outside of our control, including:

☐	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
☐	the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;
☐	the impact of any international conflicts on the U.S. and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
☐	any impacts on our business resulting from new domestic or international government laws and regulation;
☐	market acceptance of our new service and growth initiatives;
☐	the impact of technology developments on our operations and on demand for our services;

☐	governmental underinvestment in transportation infrastructure, which could increase our costs and adversely impact our service levels due to traffic congestion or sub-optimal routing of our vehicles;
☐	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
☐	availability of financing on terms acceptable to our ability to maintain our current credit ratings, especially given the capital intensity of our operations;
☐	the impact of intellectual property fraud and copyright infringement of the arts and collectibles;
☐	the loss caused by the damage or the theft of the arts and collectibles during the process of transportation, exhibition, storage and custody;
☐	the impact of cyberattacks and security breaches on our platform, our crypto wallets or our third-party partners;
☐	the impact on our business due to the system failure of our platform or our third-party partners;
☐	our ability to attract, maintain, and grow our collector base and engage our collectors;
☐	pricing for our products and services;
☐	our ability to diversify and grow our services revenue;
☐	macroeconomic conditions;
☐	adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceeding and enforcement-related costs;
☐	our ability to attract and retain talent; and
☐	our ability to compete with our competitors.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We may rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. However, trade secrets are difficult to protect. We limit disclosure of such trade secrets where possible but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and may unintentionally or wilfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

While we are not aware of any data breach in the past, future cyberattacks, computer viruses or any failure to adequately maintain security and prevent unauthorized access to our information technology system or data could result in a disruption of our business operations and materially adversely affect our reputation, financial condition and operating results.

The protection of our customers’, business partners’, our and employees’ data is critically important to us. Our customers, business partners, and employees expect we will adequately safeguard and protect their sensitive personal and business information. We have become increasingly dependent upon automated information technology processes. Improper activities by third parties, exploitation of encryption technology, data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of our networks, payment terminals or other settlement systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. There can be no assurance that we will not suffer a criminal cyber-attack in the future, that unauthorized parties will not gain access to personal or business information or sensitive data, or that any such incident will be discovered in a timely manner.

We also face indirect technology, cybersecurity and operational risks relating to the third parties whom we work with to facilitate our business activities, including, among others, third-party online service providers who manage accounts for our customers and external cloud service provider. As a result of increasing consolidation and interdependence of technology systems, a technology failure, cyber-attack or other information or security breach that significantly compromises the systems of one entity could have a material impact on its counterparties. Any cyber-attack, computer viruses, physical or electronic break-ins or similar disruptions of such third-party service providers could adversely affect our operations and could result in misappropriation of funds of our customers.

Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our technology infrastructure are exposed and exploited, our relationships with customers and cooperation partners could be severely damaged, we could incur significant liability and our business and operations could be adversely affected.

Risks Related to Our Finances and Capital Requirements

We will need additional funding and may be unable to raise capital when needed, which would force us to delay any business expansions or acquisitions.

Our business plan contemplates the expansion of our operations through organic means and through acquisitions or investments in additional complementary businesses, products and technologies. While we currently have no commitments or agreements relating to any of these types of transactions, we do not generate sufficient revenue from operations to finance expansion or acquisition needs. We expect to finance such future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Relating to Securities Markets and Investment in Our Stock

There is not now and there may not ever be an active market for our Common Stock. There are restrictions on the transferability of these securities.

There currently is no market for our Common Stock and, except as otherwise described herein, we have no plans to file any registration statement or otherwise attempt to create a market for the shares. Even if an active market develops for the shares, Rule 144, which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfil any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of its availability.

Our common stock is subject to the "penny stock" rules of the sec and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will constitute "penny stock". Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor's account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our insiders beneficially own a significant portion of our stock, and accordingly, may have control over stockholder matters, our business and management.

As of the date of this prospectus, our executive officers and directors collectively beneficially own 14,561,143 shares of our common stock, or approximately 67.04% of our issued and outstanding shares of common stock. As a result, our management team will have significant influence to:

☐	Elect or defeat the election of our directors;
☐	Amend or prevent amendment of our articles of incorporation or bylaws;
☐	effect or prevent a merger, sale of assets or other corporate transaction; and
☐	affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our management team, new investors may not be able to effect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management. In addition, sales of significant amounts of shares held by our management team, or the prospect of these sales, could adversely affect the market price of our common stock. Our management team’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this registration statement.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

The Company does not intend to seek registration or qualification of its shares of common stock the subject of this offering in any State or territory of the United States. Aside from a "secondary trading" exemption, other exemptions under state law and the laws of US territories may be available to purchasers of the shares of common stock sold in this offering,

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company. Though not now, in the future we may become subject to Nevada's control share law. A corporation is subject to Nevada's control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a "controlling interest" which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:

(i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder's shares.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and "interested stockholders" for three years after the "interested stockholder" first becomes an "interested stockholder," unless the corporation's board of directors approves the combination in advance. For purposes of Nevada law, an "interested stockholder" is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term "business combination" is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada's business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them. We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Stockholders may never be able to sell shares when desired. Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our Common Stock at a profit. The market prices for securities of logistics companies may be volatile and may fluctuate substantially due to many factors, including:

☐	market conditions in the logistics sectors or the economy as a whole;
☐	price and volume fluctuations in the overall stock market;
☐	announcements of the introduction of new products and services by us or our competitors;
☐	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
☐	deviations in our operating results from the estimates of securities analysts or other analyst comments;
☐	additions or departures of key personnel;
☐	legislation, including measures affecting e-commerce or infrastructure development; and
☐	developments concerning current or future strategic collaborations; and

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

Our corporate and executive office is located No. 77, Sec 2, Guanxin Road, Guanmiao District, Tainan City, Taiwan 71072, telephone number +886-6-5950559. This lease is being provided by our executive officer without charge.

We also have administrative offices located in the below locations:

City, County	Lease Expiration Date	Use
Shanghai, PRC	12/31/2024	Commercial
Kowloon, Hong Kong	12/31/2024	Commercial

We believe that our current facilities are adequate for our current needs. We expect to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations. We do not own any real property.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information that is also appropriate for a business at our stage of development.

Our cybersecurity risk management program is aligned to the Company's business strategy. It shares common methodologies, reporting channels and governance processes that apply to the other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our cybersecurity risk management program include:

•	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•	a security officer responsible for managing our cybersecurity risk assessment processes and our response to cybersecurity incidents;
•	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security procedures;
•	when appropriate, training and awareness programs for team members to drive adoption and awareness of cybersecurity processes and procedures;
•	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•	when appropriate, a third-party risk management process for service providers, suppliers, and vendors.

 In fiscal year 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we face potential cybersecurity threats that, if realized, would materially affect us. These threats include but are not limited to ransomware and malware attacks, and compromised business email and other social engineering threats. Our suppliers, customers, contractors and business partners also face similar cybersecurity risks, which could have an adverse impact on our business. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors - While we are not aware of any data breach in the past, future cyberattacks, computer viruses or any failure to adequately maintain security and prevent unauthorized access to our information technology system or data could result in a disruption of our business operations and materially adversely affect our reputation, financial condition and operating results.”

Cybersecurity Governance

Our sole director and officer is responsible for developing cybersecurity programs, including as may be required by applicable law or regulation. He addresses cybersecurity as part of our overall enterprise risk management program and to the extent cybersecurity matters are addressed in regular business updates. He is informed regarding the monitoring, prevention, detection, mitigation and remediation of cybersecurity incidents.

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

Our common stock is quoted on the OTCQB under the symbol “NLSC”. As of April 22, 2024, the last closing price of our securities was $0.29. Trading in our common stock on the OTCQB has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.  Set forth below is the range of high and low bid information for each quarter within the last two fiscal years as provided by the OTC Markets website:

Quarter	High	Low
2023 Fourth Quarter	$0.988	$0.210
2023 Third Quarter	$0.934	$0.125
2023 Second Quarter	$1.000	$0.252
2023 First Quarter	$2.000	$0.302
2022 Fourth Quarter	$2.000	$0.130
2022 Third Quarter	$1.990	$0.200
2022 Second Quarter	$2.260	$0.540
2022 First Quarter	$6.800	$1.500

(b)  Approximate Number of Holders of Common Stock

As of April 23, 2024, there were approximately 110 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

The foregoing description of the Share Exchange Agreement is qualified in its entirety by reference to the Share Exchange Agreement which is filed as Exhibit 10.1 to this Annual Report and is incorporated herein by reference.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2023 and 2022.

Revenues. The Company generated no revenues during the years ended December 31, 2023 and 2022.

Operating Expenses.  Operating expenses for the year ended December 31, 2023 were $589,456, consisting primarily of professional fees of $106,082, compared to $69,066 for the year ended December 31, 2022 and salaries of $478,000, compared to $0 for the year ended December 31, 2022.  The increase was mainly due to the addition of salaries, depreciation of right-of-use assets, legal fee, accounting and audit fee incurred by the Company due to acquisition of subsidiary in April 2023.

We expect operating expenses to increase as we continue our process of identifying prospective acquisition targets and hopefully successfully consummate such an acquisition.

Other Expense. The Company had other expense of $566 for the year ended December 31, 2023 compared to $0 during the year ended December 31, 2022. The increase is mainly due to foreign exchange loss and imputed interest on lease liabilities incurred during the year ended December 31, 2023.

Net Loss.  For the year ended December 31, 2023, the Company had a net loss of $590,022, as compared to $69,066 for the year ended December 31, 2022. The increase in net loss was due to addition of salaries, depreciation of right-of-use assets, legal fee, accounting and audit fee incurred by the Company due to acquisition of subsidiary in April 2023.

Liquidity and Capital Resources

As of December 31, 2021, our primary source of liquidity consisted of $0 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

Going Concern Uncertainties.

We have sustained significant net losses which have resulted in a total stockholders’ deficit as at December 31, 2023 of $50,110,176 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Until we successfully consummate an acquisition with an operating company, we expect to continue to incur net losses. Depending upon the financial profile of our acquired company, we may continue in our net loss position even after the acquisition of an operating company. With the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Net Cash Used in Operating Activities.

For the year ended December 31, 2023, net cash used in operating activities was $70,652, which consisted primarily of a net loss of $590,022, and increase in accrued liabilities of $513,650.

For the year ended December 31, 2022, net cash used in operating activities was $53,821, which consisted primarily of a net loss of $69,066, and increase in accrued liabilities of $15,245.

Net Cash Used In/Provided By Investing Activities.

There was no net cash used in or provided by investing activities during the year ended December 31, 2023 and 2022.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2023, net cash provided by financing activities was $70,514, from advance from a director of $70,514.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Namliong Skycosmos, Inc. (the "Company") as of December 31, 2023, and 2022 the related statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2023, and 2022, and the related notes collectively referred to as the "financial statements”.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023, and 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company incurred a net loss of $590,022 and suffered from an accumulated deficit of $50,110,176 as of December 31, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Nigeria

April 29, 2024

Firm ID: 5968

NAMLIONG SKYCOSMOS, INC.

BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2023	December 31, 2022
		(Restated)
ASSETS
Current asset:
Cash	$–	$–

Non-current asset:
Right-of-use asset	12,571	–

TOTAL ASSETS	$12,571	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$1,665,900	$16,000
Lease liabilities	32,275	–
Amount due to a director	124,335	53,821

Total current liabilities	1,822,510	69,821

TOTAL LIABILITIES	1,822,510	69,821

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred stock, 10,000,000 shares authorized, $0.001 par value, 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	–	–
Common stock, 300,000,000 shares authorized, $0.001 par value, 14,706,513 and 14,706,513 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	14,706	14,706
Common stock to be issued, $0.001 par value, 2,000,000 and 0 shares as of December 31, 2023 and December 31, 2022, respectively	2,000	–
Additional paid-in capital	48,283,531	49,435,627
Accumulated deficit	(50,110,176)	(49,520,154)

Stockholders’ deficit	(1,809,939)	(69,821)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,571	$–

The accompanying notes are an integral part of these financial statements.

NAMLIONG SKYCOSMOS, INC.

STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended December 31,
	2023	2022

Revenue	$–	$–

Operating expenses:
General and administrative expenses	(589,456)	(69,066)
Total operating expenses	(589,456)	(69,066)

LOSS FROM OPERATION	(589,456)	(69,066)

Other expense:
Interest expense	(428)	–
Foreign exchange loss	(138)	–
Total other income	(566)	–

LOSS BEFORE INCOME TAXES	(590,022)	(69,066)

Income tax expense	–	–

NET LOSS	$(590,022)	$(69,066)

Net loss per share – Basic and Diluted	$(0.04)	$(0.00)

Weighted average common shares outstanding –Basic and Diluted	14,706,513	14,706,513

The accompanying notes are an integral part of these financial statements.

NAMLIONG SKYCOSMOS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended December 31, 2023 and 2022
	Common stock		Common stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	14,706,513	$14,706	–	$–	$49,435,627	$(49,451,088)	$(755)
Net loss for the year	–	–	–	–	–	(69,066)	(69,066)
Balance as of December 31, 2022	14,706,513	$14,706	–	$–	$49,435,627	$(49,520,154)	$(69,821)

Balance as of January 1, 2023	14,706,513	$14,706	–	$–	$49,435,627	$(49,520,154)	$(69,821)
Acquisition of a subsidiary	–	–	2,000,000	2,000	(1,152,096)	–	(1,150,096)
Net loss for the year	–	–	–	–	–	(590,022)	(590,022)
Balance as of December 31, 2023	14,706,513	$14,706	2,000,000	2,000	$48,283,531	$(50,110,176)	$(1,809,939)

The accompanying notes are an integral part of these financial statements.

NAMLIONG SKYCOSMOS, INC.

STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Year ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(590,022)	$(69,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of right-of-use assets	5,292	–
Non-cash lease expense	428	–
Change in operating assets and liabilities:
Accrued liabilities	513,650	15,245
Net cash used in operating activities	(70,652)	(53,821)

Cash flows from financing activities:
Advance from a director	70,514	53,821
Net cash provided by financing activities	70,514	53,821

Effect on exchange rate change on cash and cash equivalents	138	–

Net change in cash and cash equivalents	–	–

BEGINNING OF YEAR	–	–

END OF YEAR	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these financial statements.

NAMLIONG SKYCOSMOS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Namliong Skycosmos, Inc. (the “Company” or “NLSC”) was incorporated as Gemwood Productions, Inc. under the laws of the State of Nevada on February 7, 2005. Gemwood Productions, Inc. changed its name to Kreido Biofuels, Inc. on November 2, 2006. The Company took its current form on January 12, 2007 when Kreido Laboratories, Inc. (“Kreido Labs”), completed a reverse triangular merger with Kreido Biofuels, Inc. On April 19, 2022, the Company changed its current name to Namliong SkyCosmos, Inc.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

Fair value of financial instruments

Financial instruments, including cash and accrued expenses and other liabilities are carried at amounts, which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest, which are consistent with market rates.

Basis of consolidation

The consolidated financial statements include the accounts of NLSC and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation. The consolidated financial statements include the accounts of NLSC and its subsidiary Orient Express and Co., Ltd.

Cash and cash equivalents

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

Income Taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

Fair Value of Financial Instruments

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2023 and 2022.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

NOTE 3 – GOING CONCERN

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

NOTE 4 – LEASES

Operating lease right-of-use (“ROU”) asset and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

As of December 31, 2023 and December 31, 2022, right-of-use assets consisted of the following:

	December 31, 2023	December 31, 2022
Operating lease:
Lease of office at cost	$30,416	$–
Less: accumulated amortization	(17,845)	–
Right-of-use asset, net	$12,571	$–

Lease liabilities:
Current lease liabilities	$32,275	$–
Non-current lease liabilities	–	–
Total lease liabilities	$32,275	$–

Maturities of operating lease liabilities as of December 31, 2023 were as follows:

Operating lease
For the year ending December 31,
2024	$32,310
2025	–
2026	–
2027	–
2028	–
Thereafter	–
Total future minimum lease payments	32,310
Less: imputed interest	(35)
Present value of operating lease liabilities	$32,275

The Company leases various office and their lease agreements are typically contracted for the fixed periods of 2.5 to 3 years.

NOTE 5 – ACCRUED LIABILITIES

	December 31, 2023	December 31, 2022

Accrued salaries	$1,614,250	$–
Other accrued expenses	51,650	16,000
Total	$1,665,900	$16,000

NOTE 6 – AMOUNT DUE TO A DIRECTOR AND A RELATED PARTY

The amount represented temporary advances from a related party and Company’s director, which were unsecured, interest-free and no fixed terms of repayment.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $0.001 par value. There were 14,706,513 shares and 14,706,513 shares of common stock outstanding at December 31, 2023 and 2022, respectively. There were no preferred shares outstanding during any periods presented.

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

As of December 31, 2023 and 2022, the Company had 2,000,000 and 0 shares of its common stock committed to be issued but pending to be consummated, respectively.

NOTE 8 – INCOME TAXES

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

The cumulative tax effect at the expected rate of 21% as of December 31, 2023 and 2022 of significant items comprising our net deferred tax amount is as follows:

	2023	2022

Net operating loss carryover	$49,626,318	$49,520,154
Deferred tax asset	10,421,527	10,399,232
Less: valuation allowance	(10,421,527)	(10,399,232)
Net deferred tax asset	$–	$–

At December 31, 2023, the Company had net operating loss carry forwards of approximately $49,626,318 that may be offset against future taxable income. The Tax Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2020, will now be limited to 80 percent of taxable income.

No tax benefit has been reported in the December 31, 2023, the Company’s financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years.   The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382.

Hong Kong

OEC is subject to Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong.

The reconciliation of income tax rate to the effective income tax rate for the year ended December 31, 2023 and 2022 is as follows:

	Year ended December 31,
	2023	2022

Loss before income taxes	$(483,858)	$–
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(79,836)	–
Net operating loss	79,836	–
Income tax expense	$–	$–

As of December 31, 2023, the operations in Hong Kong incurred $1,150,096 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiry under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $189,766 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Deferred tax assets:
Net operating loss carryforwards
–Hong Kong	$189,766	$–
Less: valuation allowance	(189,766)	–
Net deferred tax asset	$–	$–

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2023 and 2022, the Company has been provided with free office space by its shareholders. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

For the year ended December 31, 2023 and 2022, the Company paid the allowance of $100,000 and $0 to the director for his service.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2023, the Company has no material commitments or contingencies.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up through the date the Company issued the consolidated financial statements.

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

As of December 31, 2023, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member. We do not have a formal audit committee.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K. The issuer has not yet adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the issuer’s securities by directors, officers and employees, or the issuer itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations. The issuer intends to adopt such policies once its business matures.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name and age of each of our directors and executive officers as of December 31, 2023, together with all positions and offices held by them, the term of office and the period during which they have served.  All directors hold office for one year or until their successors are elected or appointed at the next annual meeting of our shareholders.  Our officers are appointed by our board of directors and hold office until their resignation or removal from office. The names, ages and positions of our directors and executive officers as of December 31, 2023 are as follows:

Name	Age	Position
Chen Hsing HSU	56	CEO, CFO, Secretary and Director of Namliong SkyCosmos, Inc. and CFO of Orient Express & Co., Ltd.
Chia-Ling CHANG (Annie Chang)	56	CEO of Orient Express & Co., Ltd.

The following is a brief account of the education and business experience during the past five years of our directors and officers, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. Cheng Hsing Hsu, age 56,  joined the Company as our Chief Financial Officer and director on December 20, 2021. Mr. Hsu was appointed to serve as the Company’s Chief Executive Officer and Secretary, effective May 31, 2022. He is the director and controlling shareholder of Orient Express & Co., Ltd., the controlling shareholder of the Company. He has served as the Chief Financial Officer of Nam Liong Group General Management Office since April 2003, the Supervisor at Namliong Global Corp(5450.TW)., Taiwan since June 2010, and the Supervisor of TIONG LIONG Corporation since May 2013. From January 2019 to July 2021, he served as a Director and the Chief Financial Officer of VIVIC CORP. (VIVC. Nasdaq QB), U.S.A.  He expects to be appointed to serve on the Board Directors of Times Education Holdings Australia, Pty. (TEH) in December 2021.  Mr. Hsu was the Associate General Manager of Dachan Foods (Asia)Company (3999.HK), Hong Kong from March 2001 to March, 2003.  From February 2000 to February 2001, he was the manager of Finance Department of Catcher Technology Company (2474.TW), Taiwan. From May 1993 to February 2000, he was the  Manager of Accounting  Department of Great Wall Enterprise Co., Ltd(1210.TW), Taiwan. Mr. Hsu brings to the Board his expertise in operational and financial expertise.  He received  a Bachelor of Accounting from Fengjia University, Taiwan and EMBA from  Chengjung University, Taiwan.

Chia-Ling CHANG, age 56, has served as the Chief Executive Officer of Orient Express & Co., Ltd. since Jan 1, 2022. From 1993 to 2020, Mrs. Chang was a teacher at the Tainan Institute of Education. Ms. Chang received her M.B.A. from Chang Jung Christian University and her B.A. in Accounting from Feng Chia University.

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

Board Committees and Audit Committee Financial Expert

As of the date of this Report, our board of directors is comprised of 1 director: Mr. Cheng Hsing Hsu, who is not independent. We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We hope to attract a director who qualifies as an “audit committee financial expert” as our business operations mature.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2023 and 2022, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2023, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2023.

SUMMARY COMPENSATION TABLE.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Cheng Hsing HSU	2023	100,000	0	0	0	0	0	0	$100,000
Chia-Ling CHANG	2022	133,333	0	0	0	0	0	0	133,333

(1)	Mr. Hsu was appointed to serve as the Chief Financial Officer and Director on December 20, 2021. On May 31, 2022, he was appointed to serve as the Chief Executive Officer and Secretary. Mr. Hsu has also served as the Chief Financial Officer of Orient Express Co. & Ltd. since 2009.
(2)	Ms. Chang was appointed the Chief Executive Officer of Orient Express Co. & Ltd. on Jan 1, 2022.

Narrative disclosure to Summary Compensation

Mr. HSU did not receive any compensation for services in his capacity as a director and the sole executive officer of the Company. However, HSU receives an annual salary of $150,000 in his capacity as Chief Financial Officer of Orient Express Co. & Ltd.

Chia-Ling CHANG receives an annual salary of $200,000 in her capacity as Chief Executive Officer of Orient Express Co. & Ltd.

The foregoing descriptions of the employment agreements of Mr. Hsu and Ms. Chang are qualified in their entirety by reference to their employment agreements which are attached hereto as Exhibits 10.2 and 10.3.

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

Compensation of Directors

During our fiscal year ended December 31, 2023, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2023, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2023. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Cheng Hsing HSU

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 23, 2024, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Namliong SkyCosmos, Inc., 37th Floor, Singapore Land Tower, 50 Raffles Place, Singapore 048623.

Name and Address of Beneficial Owner (1)	Number of Common Shares	Percentage of Class
HSU, Cheng Hsing, Chief Executive Officer, Chief Financial Officer, Secretary and Director (2)	12,110,000	82.34%
All executive officers and directors as a Group (1 persons)	12,110,000	82.34%

5% or Greater Stockholders:
Unicorn Global, Inc. (2)	12,000,000	81.6%

(1)	Applicable percentage ownership is based on 14,706,513 shares of common stock outstanding as of April 23, 2024 together with securities exercisable or convertible into shares of common stock within 60 days of April 23, 2024. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 23, 2024, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Cheng Hsing HSU, our sole executive officer and director, is the control person of Unicorn Global, Inc. Cheng Hsing HSU directly owns 110,000 shares of our common stock.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2023, and December 31, 2022, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

During the year ended December 31, 2023, Cheng Hsing HSU, our Chief Financial Officer, Director and shareholder provided us with free office space. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Olayinka Oyebola & Co. (“Olayinka”) audited our financial statements for the fiscal years ended December 31, 2023 and 2022.

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

Fee Category	Fiscal year ended December 31, 2023	Fiscal year ended December 31, 2022

Audit fees (1)	$20,000	$4,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$20,000	$4,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

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

April 29, 2024	NAMLIONG SKYCOSMOS, INC.

	By:	/s/ Chen Hsing HSU
Chen Hsing HSU
Chief Executive Officer, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chen Hsing HSU* Chen Hsing HSU	Chief Financial Officer and Director (Principal Financial Officer)	April 29, 2024

