Form 10-Q
period 2024-03-31
Namliong SkyCosmos, Inc.
filed 2024-05-20
CIK 1342219

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 31, 2024, was 14,706,513.

INTRODUCTORY COMMENT

We are a Nevada holding company with operations conducted through our wholly owned Samoan subsidiary. OEC operates primarily in Hong Kong but has administrative offices based in Taiwan and China that provide services to clients located in Taiwan, Hong Kong and China. Our investors hold shares of common stock in Namliong SkyCosmos, Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Taiwan subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Our ability to obtain contributions from our subsidiary is significantly affected by regulations promulgated by Taiwan and currency control regulations promulgated by the authorities of China and Hong Kong. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Relating to Doing Business in Taiwan, Hong Kong and China.” set forth in the Annual Report on Form 10-K filed with the Securities Exchange Commission on April 29, 2024 (the “Form 10-K”).

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

There may be prominent risks associated with our operations and activities in Taiwan, Hong Kong and China. For example, as a U.S.-listed public company conducting business or otherwise engaging in activities in Taiwan, Hong Kong and China, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and Data Security Law, may impact OEC’s ability to conduct business in Hong Kong and China. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including adopting new measures to extend the scope of cybersecurity reviews and expanding the efforts in anti-monopoly enforcement. The business of our subsidiary is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) we do not have one million individual online users of our products and services in Hong Kong or China; (ii) we do not possess a large amount of personal information in our business operations.  In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than Renminbi (“RMB”) 400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Taiwan, Hong Kong and China.” set forth in the Form 10-K.

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Nigeria and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA and the Accelerating Holding Foreign Companies Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors - The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Form 10-K.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Taiwan, Hong Kong and China” set forth in the Form 10-K.

☐	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and China and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Form 10-K.

☐	We are a holding company with operations conducted through our wholly owned Samoan subsidiary. This structure presents unique risks as our investors may never directly hold equity interests in our Samoan subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see ”Risk Factors - Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

☐	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. There is a risk that the Chinese government may intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our securities. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and China and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and China and accordingly on the results of our operations and financial condition.” set forth in the Form 10-K.

☐	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

☐	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors - The Chinese government exerts substantial influence over the manner in which we must conduct our business activities in Hong Kong and China. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if we establish PRC subsidiaries to conduct business in Hong Kong or the PRC and such PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Form 10-K.

☐	The recent joint statement by the SEC and PCAOB, and the HFCAA all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. Please see “Risk Factors - The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Form 10-K.

☐	We are organized under the laws of the State of Nevada as a holding company that conducts its business through its Samoan subsidiary. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Samoa against us or our management or to effect service of process on the officers and directors managing the foreign subsidiary. Please see “Risk Factors - It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.” set forth in the Form 10-K.

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

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

NAMLIONG SKYCOSMOS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2024	December 31, 2023

ASSETS
Current asset:
Cash	$–	$–

Non-current asset:
Right-of-use asset	9,994	12,571

TOTAL ASSETS	$9,994	$12,571

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$1,783,050	$1,665,900
Lease liabilities	31,723	32,275
Amount due to a director	127,187	124,335

Total current liabilities	1,941,960	1,822,510

TOTAL LIABILITIES	1,941,960	1,822,510

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred stock, 10,000,000 shares authorized, $0.001 par value, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	–	–
Common stock, 300,000,000 shares authorized, $0.001 par value, 14,706,513 and 14,706,513 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	14,706	14,706
Common stock to be issued, $0.001 par value, 2,000,000 and 0 shares as of March 31, 2024 and December 31, 2023, respectively	2,000	2,000
Additional paid-in capital	48,283,531	48,283,531
Accumulated deficit	(50,232,203)	(50,110,176)

Stockholders’ deficit	(1,931,966)	(1,809,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,994	$12,571

See accompanying notes to condensed consolidated financial statements.

NAMLIONG SKYCOSMOS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2024	2023

Revenue, net	$–	$–

Operating expenses:
General and administrative expenses	(122,713)	(62,842)
Total operating expenses	(122,713)	(62,842)

LOSS FROM OPERATION	(122,713)	(62,842)

Other income (expense):
Interest expense	(128)	–
Foreign exchange gain	814	–
Total other income	686	–

LOSS BEFORE INCOME TAXES	(122,027)	(62,842)

Income tax expense	–	–

NET LOSS	$(122,027)	$(62,842)

Net loss per share – Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and Diluted	14,706,513	14,706,513

See accompanying notes to condensed consolidated financial statements.

NAMLIONG SKYCOSMOS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months Ended March 31, 2024 and 2023
	Common stock		Common stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	14,706,513	$14,706	–	$–	$49,435,627	$(49,520,154)	$(69,821)
Net loss for the period	–	–	–	–	–	(62,842)	(62,842)
Balance as of March 31, 2023	14,706,513	$14,706	–	$–	$49,435,627	$(49,582,996)	$(132,663)

Balance as of January 1, 2024	14,706,513	$14,706	2,000,000	$2,000	$48,283,531	$(50,110,176)	$(1,809,939)
Net loss for the period	–	–	–	–	–	(122,027)	(122,027)
Balance as of March 31, 2024	14,706,513	$14,706	2,000,000	$2,000	$48,283,531	$(50,232,203)	$(1,931,966)

See accompanying notes to condensed consolidated financial statements.

NAMLIONG SKYCOSMOS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(122,027)	$(62,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of right-of-use assets	2,711	–
Non-cash lease expense	128	–

Change in operating assets and liabilities:
Accrued liabilities	117,150	7,700
Net cash used in operating activities	(2,038)	(55,142)

Cash flows from financing activities:
Advance from a director	2,852	55,142
Net cash provided by financing activities	2,852	55,142

Effect on exchange rate change on cash and cash equivalents	(814)	–

Net change in cash and cash equivalents	–	–

BEGINNING OF PERIOD	–	–

END OF PERIOD	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

NAMLIONG SKYCOSMOS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 29, 2024.

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

The Company follows the guidance of the ASC Topic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•	Level 2 – Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g., the Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

•	Level 3 – Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the periods ended March 31, 2024 and 2023.

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

As of March 31, 2024 and December 31, 2023, right-of-use assets consisted of the following:

	March 31, 2024	December 31, 2023
Operating lease:
Lease of office at cost	$29,639	$30,416
Less: accumulated amortization	(19,645)	(17,845)
Right-of-use asset, net	$9,994	$12,571

Lease liabilities:
Current lease liabilities	$31,723	$32,275
Non-current lease liabilities	–	–
Total lease liabilities	$31,723	$32,275

Maturities of operating lease liabilities as of March 31, 2024 were as follows:

Operating lease
For the period ending March 31,
2025	$31,906
2026	–
2027	–
2028	–
2029	–
Thereafter	–
Total future minimum lease payments	31,906
Less: imputed interest	(183)
Present value of operating lease liabilities	$31,723

The Company leases various office and their lease agreements are typically contracted for the fixed periods of 2.5 to 3 years.

NOTE – 5 ACCRUED LIABILITIES

	March 31, 2024	December 31, 2023

Accrued salaries	$1,726,750	$1,614,250
Other accrued expenses	56,300	51,650
Total	$1,783,050	$1,665,900

NOTE – 6 AMOUNT DUE TO A DIRECTOR AND A RELATED PARTY

The amount represented temporary advances from a related party and Company’s director, which were unsecured, interest-free and no fixed terms of repayment.

NOTE – 7 STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Articles of Incorporation authorize the issuance of up to 300,000,000 common shares, par value $0.001 per share, and 10,000,000 preferred shares, also $0.001 par value. There were 14,706,513 shares and 14,706,513 shares of common stock outstanding at March 31, 2024 and December 31, 2023, respectively. There were no preferred shares outstanding during any periods presented.

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

As of March 31, 2024 and December 31, 2023, the Company had 2,000,000 and 2,000,000 shares of its common stock committed to be issued but pending to be consummated, respectively.

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

The cumulative tax effect at the expected rate of 21% as of March 31, 2024 and December 31, 2023 of significant items comprising our net deferred tax amount is as follows:

	March 31, 2024	December 31, 2023

Net operating loss carryforward	$49,633,820	$49,626,318
Deferred tax asset	10,423,102	10,421,527
Less: valuation allowance	(10,423,102)	(10,421,527)
Net deferred tax asset	$–	$–

At March 31, 2024, the Company had net operating loss carry forwards of approximately $49,633,820 that may be offset against future taxable income. The Tax Act also changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2020, will now be limited to 80 percent of taxable income.

No tax benefit has been reported in the period ended March 31, 2024, the Company’s financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years. The benefits of our deferred tax assets, including our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382.

Hong Kong

OEC is subject to Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong.

The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31
	2024	2023

Loss before income taxes	$(114,525)	$–
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(18,896)	–
Non-deductible expenses	18,896	–
Income tax expense	$–	$–

As of March 31, 2024, the operations in Hong Kong incurred $1,264,621 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiry under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $208,662 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Deferred tax assets:
Net operating loss carryforwards
-Hong Kong	$208,662	$189,766
Less: valuation allowance	(208,662)	(189,766)
Net deferred tax asset	$–	$–

NOTE – 9 RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2024 and 2023, the Company has been provided with free office space by its shareholders. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

For the three months ended March 31, 2024 and 2023, the Company paid the allowance of $37,500 and $0 to the director for his service.

Apart from the transactions and balances detailed elsewhere in these accompanying financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 10 COMMITMENTS AND CONTINGENCIES

As of March 31, 2024, the Company has no material commitments or contingencies.

NOTE – 11 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three months ended March 31, 2024 and 2023.

Comparison of the three months ended March 31, 2024 and 2023

Revenues, net. The Company did not generate revenues during the three months ended March 31, 2024 and 2023.

General and Administrative Expenses. For the three months ended March 31, 2024, the Company had general and administrative expenses of $122,713, as compared to $62,842 for the same period ended March 31, 2023. The increase was mainly due to the addition of salaries, depreciation of right-of-use assets, legal fee, accounting and audit fee incurred by the Company.

Net Loss. For the three months ended March 31, 2024, the Company incurred a net loss of $122,027, as compared to a net loss of $62,842 for the same period ended March 31, 2023. The increase in net loss was due to the increase in salaries, depreciation of right-of-use assets, professional fees and general and administrative fees incurred by the Company.

Liquidity and Capital Resources

We have sustained significant net losses which have resulted in a total stockholders’ deficit as of March 31, 2024 of $50,232,203 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the three months ended March 31, 2024, and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Net Cash Used in Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $2,038, which consisted primarily of a net loss of $122,027, and offset by an increase in accrued liabilities of $117,150, depreciation of right-of-use asset of $2,711, non-cash expense related to lease liabilities of $128.

For the three months ended March 31, 2023, net cash used in operating activities was $55,142, which consisted primarily of a net loss of $62,842, and an increase in accrued liabilities of $7,700.

Net Cash Provided By Investing Activities

There was no net cash used in or provided by investing activities during the three months ended March 31, 2024 and 2023.

Net Cash Provided By Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $2,852, which consisted of advance from a director of $2,852.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the periods ended March 31, 2024 and 2023.

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

As of March 31, 2024, the end of our fiscal quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.   We do not have a formal audit committee.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

May 20, 2024	NAMLIONG SKYCOSMOS, INC.

	By:	/s/ Cheng Hsing HSU
Cheng Hsing HSU
Chief Executive Officer, Chief Financial Officer and Secretary

